Form 10-Q
period 1997-06-30
ARIS CORP/
filed 1997-08-14
CIK 1037186

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1997

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From ____ to ____

                                --------------

                       Commission File Number 000-22649

                               ARIS CORPORATION
            (Exact name of registrant as specified in its charter)

          WASHINGTON                                      91-1497147
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)

      FORT DENT ONE, SUITE 250
         6720 FORT DENT WAY
   SEATTLE, WASHINGTON 98188-2555                       (206) 433-2081
(Address of principal executive office)        (Registrant's telephone number,
                                                     including area code)

         Indicate by check mark whether the registrant:

         (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and

         (2) Has been subject to such filing requirements for the past 90 days.

             Yes    No X
                ---   ---

         The number of shares outstanding of the registrant's common stock as of June 30, 1997 was 9,735,166.

                               ARIS CORPORATION
                                   FORM 10-Q


INDEX                                                                       PAGE

PART I.   FINANCIAL INFORMATION

Item 1          Financial Statements
                a)  Condensed Consolidated Balance Sheets as of                3
                    June 30, 1997 and December 31, 1996
                b)  Condensed Consolidated Statements of Income                4
                    for the Quarters and Six Months Ended June 30,
                    1997 and 1996.
                c)  Condensed Consolidated Statements of Cash                  5
                    Flows for the Six Months Ended June 30, 1997
                    and 1996
                d)  Condensed Consolidated Statement of Changes                6
                    in Shareholders' Equity as of June 30, 1997
                e)  Notes to Condensed Consolidated Financial                  7
                    Statements
Item 2              Management's Discussion and Analysis of Financial       8-14
                    Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1              Legal Proceedings                                         15
Item 2              Changes in Securities                                     15
Item 3              Defaults Upon Senior Securities                           15
Item 4              Submission of Matters to a Vote of Security               15
                    Holders
Item 5              Other Information                                         16
Item 6              Exhibits and Reports on Form 8-K                          16



--------------------------------------------------------------------------------

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
--------------------------------------------------------------------------------

                                           JUNE 30,        DECEMBER 31,
                                             1997              1996
                                       -----------------  ----------------

Assets
Current assets:
     Cash and cash equivalents.....       $  28,276          $     177
     Investments in marketable
     securities....................                              1,396
     Accounts receivable, net of
     allowance for doubtful accounts
     of $479 and $300..............           9,298              5,169
     Other current assets..........           1,657              1,052
                                       -----------------  ----------------
         Total current assets......          39,231              7,794
Property and equipment, net                   4,327              2,517
Intangible and other assets, net              3,527              2,645
                                       -----------------  ----------------
         Total assets..............       $  47,085          $  12,956
                                       =================  ================

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable..............       $   3,253          $     787
     Accrued liabilities...........           2,232              1,196
     Notes payable.................                              1,500
     Other current liabilities.....           1,877                550
                                       -----------------  ----------------
         Total current liabilities.           7,362              4,033
                                       -----------------  ----------------

Deferred income taxes..............             611                713
                                       -----------------  ----------------


Shareholders' equity:
     Preferred stock, 5,000,000
     shares authorized.............               -                  -
     Common stock, no par value;
     100,000,000 shares authorized;
     7,555,900 and 9,735,166 shares
     outstanding...................          34,626              1,943
     Retained earnings.............           4,483              6,042
     Net unrealized holding gain on
     investments...................                                225
     Cumulative foreign currency
     translation adjustment........               3
                                       -----------------  ----------------
         Total shareholders' equity          39,112              8,210
                                       =================  ================
Total liabilities and shareholders'
equity.............................       $  47,085          $  12,956
                                       =================  ================


                            See accompanying notes
--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share data)
--------------------------------------------------------------------------------

                                             FOR THE QUARTER ENDED               FOR THE SIX MONTHS ENDED
                                       -----------------------------------  -----------------------------------
                                        JUNE 30, 1997      JUNE 30, 1996     JUNE 30, 1997     JUNE 30, 1996
                                       -----------------  ----------------  ----------------  -----------------
Revenue, net:
     Consulting....................       $    7,357         $   3,497         $  13,990         $   6,040
     Training......................            5,372             2,601             8,615             4,379
     Software......................              778               176             1,311               282
                                       -----------------  ----------------  ----------------  -----------------
         Total revenue.............           13,507             6,274            23,916            10,701
Cost of sales                                  6,260             3,014            11,209             5,195
                                       -----------------  ----------------  ----------------  -----------------
     Gross profit..................            7,247             3,260            12,707             5,506
Selling, general and administrative
expense............................            5,353             2,064             9,104             3,509
                                       -----------------  ----------------  ----------------  -----------------
     Income from operations........            1,894             1,196             3,603             1,997
Other income (expense), net........              226                44               184                46
                                       -----------------  ----------------  ----------------  -----------------
Income before income tax...........            2,120             1,240             3,787             2,043
Income tax expense.................              817               451             1,440               748
                                       -----------------  ----------------  ----------------  -----------------
Net income.........................       $    1,303         $     789         $   2,347         $   1,295
                                       =================  ================  ================  =================
Net income per share...............       $     0.16         $    0.09         $    0.28         $    0.15
                                       =================  ================  ================  =================
Weighted average number of  common
and common equivalent shares
outstanding........................        8,382,000         8,621,000         8,457,000         8,620,000
                                       =================  ================  ================  =================

                            See accompanying notes
--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                             FOR THE SIX MONTHS ENDED
                                       -----------------------------------

                                       JUNE 30, 1997     JUNE 30, 1996
                                       -------------     -------------

Net cash provided by operating
activities.........................       $   2,137         $   1,382
                                       ----------------  -----------------

Cash flows from investing activities:
Purchases of investments in
marketable securities..............            (166)             (271)
Sales of investments in marketable
securities.........................           1,337
Acquisition of businesses, net of
cash acquired......................             (93)
Purchase of property and equipment.            (995)             (540)
                                       ----------------  -----------------
Net cash provided by (used in)
 investing activities..............              83              (811)
                                       ----------------  -----------------

Cash flows from financing activities:
Proceeds from initial public
offering, net of offering costs....          31,391
Repurchase of common stock.........          (4,027)             (100)
Payments on notes payable..........         (10,075)
Proceeds from long-term debt.......           8,575                41
Other, net.........................              12                10
                                       ----------------  -----------------
Net cash provided by (used in)
financing activities...............          25,876               (49)
                                       ----------------  -----------------

Net increase in cash and cash
equivalents........................          28,096               522
Effect of exchange rate changes on
cash and cash equivalents..........               3
Cash and cash equivalents at
beginning of period................             177             1,241
                                       ----------------  -----------------
Cash and cash equivalents at end of
period.............................       $  28,276         $   1,763
                                       ================  =================


                            See accompanying notes
--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except for share data)
--------------------------------------------------------------------------------


                                                                                       NET       CUMULATIVE
                                                COMMON STOCK                         UNREALIZED    FOREIGN
                                          --------------------------                  HOLDING      CURRENCY        TOTAL
                                             SHARES                    RETAINED       GAIN ON     TRANSLATION    SHAREHOLDERS'
                                             ISSUED       AMOUNT       EARNINGS     INVESTMENTS   ADJUSTMENT      EQUITY

                                          ------------- ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1996..........    7,555,900       $ 1,943       $ 6,042       $   225                     $ 8,210
Shares issued in initial public
offering, net of offering costs.......    2,300,000        31,391                                                  31,391
Shares issued in acquisitions.........      280,000         1,400                                                   1,400
Stock redemption......................     (415,000)         (121)       (3,906)                                   (4,027)
Stock options exercised...............       14,266            13                                                      13
Unrealized holding loss on
investments...........................                                                    (16)                        (16)
Realization of holding gain upon
sale of  investments..................                                                   (209)                       (209)
Foreign currency translation
adjustment............................                                                              $     3             3
Net income............................                                    2,347                                     2,347
                                          ------------- ------------  ------------  ------------  ------------  ------------
Balance at June 30, 1997..............    9,735,166       $34,626       $ 4,483       $     -       $     3       $39,112
                                          ============= ============  ============  ============  ============  ============

ARIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

     1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal, recurring adjustments which are necessary to state fairly the condensed consolidated balance sheets, and condensed consolidated statements of income, statements of cash flows and statement of changes in shareholders' equity of ARIS Corporation ("ARIS" or the "Company") as of and for the periods indicated. ARIS presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year included in the Company's Form S-1 Registration Statement and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company's Form S-1 Registration Statement ("Registration Statement") filed on May 29, 1997, as amended, have been omitted.

     2. The Registration Statement contained the final prospectus with respect to 2,320,080 shares of the Company's common stock offered therein. The initial public offering price was $15.00 per share. Of the total shares sold, 20,800 shares were sold by selling shareholders. The net proceeds received by the Company were $31,391,000 after the deduction of underwriting discounts and commissions and other offering expenses. From such net proceeds the Company repaid a revolving bank loan in accordance with repayment terms of the lending agreement in the amount of $4 million plus accrued interest. The remainder of the net proceeds (approximately $27,391,000) will be used for general corporate purposes, acquisitions of businesses and capital expenditures associated with the expansion of the Company's operations. Prior to the offering made pursuant to the Registration Statement, there had been no public market for the Company's common stock.

     3. In February 1997, the Company repurchased 415,000 shares of its common stock at $8.50 and $9.75 per share from certain shareholders of the Company. The stock repurchase was financed by the Company's revolving line of credit.

     4. In February 1997, the Company acquired the stock of Oxford Computer Group Limited ("Oxford"), a company that provides information technology consulting and training services with offices in Oxford, London and Birmingham, England. The shareholders of Oxford exchanged all of their issued and outstanding shares of Oxford for 280,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Oxford are included with the results of operations for the Company for periods subsequent to the date of acquisition. Subsequent to the acquisition of Oxford, 207,891 stock options were granted to employees of Oxford. Terms of the option agreements include an exercise price of $9.40 and vesting over four years. Oxford had revenues of approximately $7,384,000 and net income of approximately $170,000 for the year ended December 31, 1996.

         The unaudited pro forma combined results of operations of the Company and Oxford are as follows:
                                                  For the Six Months Ended
                                               ------------------------------
                                               June 30, 1997    June 30, 1996
                                               -------------    -------------
           Total Revenue                        $ 25,502,000     $ 14,074,000
           Net Income                           $  2,419,000     $  1,374,000
           Net income per share                 $        .29     $        .16

      5. In February 1997, Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), was issued. This pronouncement modifies the calculation and disclosure of earnings per share (EPS) and will be adopted by the Company in its financial statements for the year ended December 31, 1997. Although early adoption is not permitted, proforma disclosure is permitted (see Exhibit 11). After the adoption date, EPS data for all periods presented, including quarterly financial data, are required to be restated to conform with the provisions of SFAS 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ARIS provides an integrated information technology ("IT") solution consisting of consulting and training services primarily focused on Oracle Corporation ("Oracle") and Microsoft Corporation ("Microsoft") technologies. ARIS currently focuses on three core consulting competencies: packaged application implementation, custom application development and systems architecture planning and deployment. The Company offers instructor-led training for IT professionals conducted at ARIS' training centers and at client facilities. The Company also develops, markets and supports proprietary software products that enhance Oracle database management and Oracle packaged applications. The Company believes that its ability to provide clients with an integrated IT solution, coupled with its focus on leading-edge technologies, provide it with a unique competitive advantage.

         This commentary should be read in conjunction with the sections of the following documents for a full understanding of the Company's financial condition and results of operations: from the Company's Registration Statement filed May 29, 1997, as amended and its Prospectus dated June 18, 1997, the Risk Factors, pages 3 to 10, Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 15 to 25, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages F-1 to F-31; and from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1997, of which this commentary is a part, the Consolidated Financial Statements and Notes to Consolidated Financial Statements, pages 3 through 7.

         All statements, trend analysis and other information contained herein relative to markets for the Company's services and products and trends in revenue, gross margin and anticipated expense levels, as well as other statements including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ materially from those contained in the forward-looking statements.

         SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

         TOTAL REVENUE

         Total revenues increased $7,233,000 to $13,507,000 for the quarter ended June 30, 1997 from $6,274,000 for the quarter ended June 30, 1996, representing a 115% increase. On a pro forma basis (assuming all companies acquired by ARIS subsequent to April 1, 1996 had been owned throughout the comparison periods), total revenues increased approximately 53%. As discussed below, increases in revenues were reflected in all three lines of business.

         CONSULTING REVENUE

         Consulting revenue increased as a result of an overall increase in the level of consulting activity. The Company employed or contracted for the services of 177 full-time consultants and project managers at June 30, 1997 compared to 83 at June 30, 1996. Consulting revenues increased $3,860,000 to $7,357,000 for the quarter ended June 30, 1997 from $3,497,000 for the quarter ended June 30, 1996 representing a 110% increase. Consulting operations were conducted from seven consulting offices in the United States and United Kingdom including four offices which were either newly opened or which initiated consulting revenue producing activities after June 30, 1996.

         TRAINING REVENUE

         Training revenue increased $2,771,000 to $5,372,000 for the quarter ended June 30, 1997 from $2,601,000 for the quarter ended June 30, 1996, representing a 107% increase. A significant portion of the increase in training revenues for the second quarter of 1997 is attributable to business units acquired subsequent to May 1, 1996. ARIS acquired SQL Soft Inc. in May 1996, SofTeach Corporation in October 1996, and Oxford in February 1997. On a pro forma basis (assuming the companies acquired by ARIS subsequent to April 1, 1996 had been owned throughout the comparison periods), total revenues increased approximately 20%. In addition, revenues increased in the comparison period as a result of a significant increase in the number of classes and class training days offered. The Company offered 995 classes and 2,548 training days in the quarter ended June 30, 1997 as compared to 289 classes and 1,105 training days in the quarter ended June 30, 1996.

         SOFTWARE REVENUE

         Software revenue increased $602,000 to $778,000 for the quarter ended June 30, 1997 from $176,000 in the quarter ended June 30, 1996, representing an increase of 342%. The increase in revenue is primarily attributable to sales of the NoetixViews suite of products developed by Noetix Corporation ("Noetix"). ARIS acquired Noetix in a transaction accounted for as a purchase on October 1, 1996.

         COST OF SALES

         Cost of sales consists primarily of salaries and employee benefits for consultants, project managers and instructors; subcontractor fees; and non-reimbursable travel expenses related to consulting and training activities as well as cost of production of software modules and amortization of capitalized software costs. Cost of sales increased $3,246,000 to $6,260,000 in the quarter ended June 30, 1997 from $3,014,000 in the quarter ended June 30, 1996. The increase in cost of sales is primarily a reflection of the increase in sales. Cost of sales as a percentage of sales decreased from 48% for the quarter ended June 30, 1996 to 46% for the quarter ended June 30, 1997. The reduction in percentage of sales is a result of the relative increase in proportion of training and software revenues to total revenue. Training and software operations typically have lower cost of sales and higher selling, general and administrative ("SG&A") expenses when compared to consulting operations. Training operations utilize a lower proportion of professional labor and benefits, which are included in cost of sales, and higher proportions of marketing, facilities and general office administration costs which are included in SG&A. The percentage reduction in cost of sales is also attributable to inclusion in the quarter ended June 30, 1997 of Oxford which derives its principal revenues from training operations and therefore contributes a lower proportion of cost of sales and higher SG&A expenses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         SG&A expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases; amortization of capitalized computer hardware and equipment costs; software license fees and travel and business development costs. SG&A expense increased $3,289,000 to $5,353,000 for the quarter ended June 30, 1997 from $2,064,000 for the quarter ended June 30, 1996, representing an increase of 159%. This increase is attributable primarily to growth in the number of management, sales and administrative staff from 76 at June 30, 1996 to 176 at June 30, 1997. SG&A expense as a percentage of total revenue increased from 33% for the quarter ended June 30, 1996 to 40% for the quarter ended June 30, 1997. The increase is primarily attributable to the addition of Oxford, which has higher SG&A expenses as a percentage of revenues than do similar operations in the United States. Professional information technology wages in the United Kingdom which are included in cost of sales are relatively lower than in the United States while the cost of facilities and the company's administration costs are generally higher than comparable operations in the Company's United States operations. SG&A expenses, as a percentage of revenues, also increased because the Company's revenues from training and software as a percentage of all revenues increased. These business lines typically have higher SG&A costs and lower cost of sales relative to sales when compared to consulting operations.

         OTHER INCOME (EXPENSE), NET

         Other income (expense), net, consists primarily of interest associated with short term borrowings; interest income on cash and cash equivalents; and gain on sale of equity investments. Other income (expense), net, increased $182,000 from $44,000 for the quarter ended June 30, 1996 to $226,000 for the quarter ended June 30, 1997 primarily as a result of a $282,000 gain realized on the sale of $1,337,000 of equity securities prior to the Company's initial public offering.

         INCOME TAX EXPENSE

         Income tax expense increased $366,000 to $817,000 in the quarter ended June 30, 1997 from $451,000 for the quarter ended June 30, 1996 as a result of increased revenues and net income before tax. As a percentage of revenues, income tax expense decreased from 7.2% to 6.1% and the effective tax rate increased from 36.3% to 38.5%. The effective tax rate is influenced by the mix of United Kingdom and United States tax rates as well as the tax rates of the various states in which the Company conducts its operations. The increase in the effective tax rate is principally the result of the Company conducting operations in an increasing number of states with income taxes. Since July, 1996, the Company has opened offices or acquired operating companies in Oregon, Florida, Colorado and Texas; each of which has caused the Company to pay incremental taxes based on revenues in those locations.

         NET INCOME

         Net income increased $514,000 to $1,303,000 for the quarter ended June 30, 1997 from $789,000 for the quarter ended June 30, 1996. Net income as a percentage of sales decreased from 12.6% to 9.6% primarily as a result of higher SG&A expenses as a percentage of sales and lower net income of United Kingdom operations compared to net income of United States operations.

       SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         TOTAL REVENUE

         Total revenues increased $13,215,000 to $23,916,000 for the six months ended June 30, 1997 from $10,701,000 for the six months ended June 30, 1996, representing a 123% increase. On a pro forma basis (assuming all companies acquired by ARIS subsequent to January 1, 1996 had been owned throughout the comparison periods), total revenues increased approximately 52%. As discussed below, increases in revenues were reflected in all three lines of business.

         CONSULTING REVENUE

         Consulting revenue increased as a result of an overall increase in the level of consulting activity. The Company employed or contracted for the services of 177 full-time consultants and project managers at June 30, 1997 compared to 83 at June 30, 1996. Consulting revenues increased $7,950,000 to $13,990,000 for the six months ended June 30, 1997 from $6,040,000 for the six months ended June 30, 1996 representing a 132% increase. Consulting operations were conducted from seven consulting offices in the United States and United Kingdom including four offices which were either newly opened or which initiated consulting revenue producing activities after June 30, 1996.

         TRAINING REVENUE

         Training revenue increased $4,236,000 to $8,615,000 for the six months ended June 30, 1997 from $4,379,000 for the six months ended June 30, 1996, representing a 97% increase. A significant portion of the increase in training revenues for the six months ended June 30, 1997 is attributable to business units acquired subsequent to May 1, 1996. ARIS acquired SQL Soft Inc. in May 1996, SofTeach Corporation in October 1996, and Oxford in February 1997. On a pro forma basis (assuming the companies acquired by ARIS subsequent to January 1, 1996 had been owned throughout the comparison periods), total revenues increased approximately 8%. In addition, revenues increased in the comparison period as a result of a significant increase in the number of classes and class training days offered. The Company offered 1,470 classes and 3,986 training days in the six months ended June 30, 1997 as compared to 477 classes and 1,822 training days in the six months ended June 30, 1996.

         SOFTWARE REVENUE

         Software revenue increased $1,029,000 to $1,311,000 for the six months ended June 30, 1997 from $282,000 for the six months ended June 30, 1996, representing an increase of 365%. The increase in revenue is primarily attributable to sales of the NoetixViews suite of products developed by Noetix Corporation ("Noetix"). ARIS acquired Noetix in a transaction accounted for as a purchase transaction on October 1, 1996.

         COST OF SALES

         Cost of sales increased $6,014,000 to $11,209,000 in the six months ended June 30, 1997 from $5,195,000 in the six months ended June 30, 1996. The increase in cost of sales is primarily a reflection of the increase in sales. Cost of sales as a percentage of sales decreased from 48.5% for the six months ended June 30, 1996 to 47% for the six months ended June 30, 1997. The reduction in cost of sales as a percentage of sales is a result of the relative increase in proportion of training and software revenues to total revenue. The percentage reduction in cost of sales is also attributable to inclusion in the six months ended June 30, 1997 of Oxford.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         SG&A expense increased $5,595,000 to $9,104,000 for the six months ended June 30, 1997 from $3,509,000 for the six months ended June 30, 1996, representing an increase of 159%. This increase is attributable primarily to growth in the number of management, sales and administrative staff from 76 at June 30, 1996 to 176 at June 30, 1997. SG&A expense as a percentage of total revenue increased from 33% for the six months ended June 30, 1996 to 38% for the quarter ended June 30, 1997. The increase is primarily attributable to the addition of Oxford, which has higher SG&A expenses as a percentage of revenues than do similar operations in the United States.

         OTHER INCOME (EXPENSE), NET

         Other income (expense), net, increased $138,000 from $46,000 for the six months ended June 30, 1996 to $184,000 for the six months ended June 30, 1997 primarily as a result of a $282,000 gain realized on the sale of $1,337,000 of equity securities prior to the Company's initial public offering.

         INCOME TAX EXPENSE

         Income tax expense increased $692,000 to $1,440,000 in the six months ended June 30, 1997 from $748,000 for the six months ended June 30, 1996 as a result of increased revenues and net income before tax. As a percentage of revenues, income tax expense decreased from 7% to 6% and the effective tax rate increased from 36.6% to 38%. The effective tax rate is influenced by the mix of United Kingdom and United States tax rates as well as the tax rates of the various states in which the Company conducts its operations. The higher effective tax rate is principally the result of the Company conducting operations in an increasing number of states with income taxes.

         NET INCOME

         Net income increased $1,052,000 to $2,347,000 for the six months ended June 30, 1997 from $1,295,000 for the six months ended June 30, 1996. Net income as a percentage of sales decreased from 12.1% to 9.8% primarily as a result of higher selling, general and administrative costs as a percentage of sales and lower net income of United Kingdom operations compared to net income of United States operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997 the Company had working capital of $ 31,869,000 including cash or cash equivalents of $28,276,000. The Company intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from cash generated by operations and available cash.

         Net cash provided by operating activities was $2,137,000 for the six months ended June 30, 1997. Cash was also provided by the sale of marketable equity securities in the net amount of $1,337,000 while cash was utilized for the purchase of property and equipment in the amount of $995,000 and the acquisition of a business in the amount of $93,000. The Company's primary financing activity in the six months ended June 30, 1997 was the completion of its initial public offering which provided $31,391,000 of cash proceeds net of costs of the offering. The Company utilized $4,027,000 to repurchase 415,000 shares of its common stock. Additionally, $10,075,000 was utilized to repay debt of which $8,575,000 had been initially borrowed in the same period. As a result, cash increased $28,096,000 in the six months ended June 30, 1997.

         The Company has financed its acquisitions of businesses through cash generated by operating activities, offering debt instruments to sellers and by exchange of its common stock. The Company believes that it will be able to continue to fund all capital required to acquire new businesses with cash generated from operations, cash currently on hand and a bank borrowing facility in the amount of $8,000,000. To continue its growth strategy, however, the Company may need to issue additional debt or equity securities.

                                    PART II
                               OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         The Company is involved from time to time in routine legal proceedings incidental to its business. As of June 30, 1997, the Company was not involved in any material legal proceedings.


ITEM 2.    CHANGES IN SECURITIES

         Not Applicable.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting (the "Annual Meeting") of shareholders on April 25, 1997. Shareholders holding an aggregate of 7,166,360 shares of the Company's common stock were represented in person or by proxy, representing 96.53% of all of the Company's shares issued and outstanding as of the record date established for the Annual Meeting. All of the Company's directors were re-elected at, and their respective terms of office continued after, the Annual Meeting. The directors include Paul Y. Song, Kendall W. Kunz, Bruce R. Kennedy and Kenneth A. Williams.

         In addition to the election of directors, shareholders voted, in person or by proxy on the following items: (i) Adoption of Amended and Restated Articles of Incorporation; (ii) Ratification of Name Change from "Applied Relational Information Systems, Inc." to "ARIS Corporation"; (iii) Adoption of Amended and Restated Bylaws; (iv) Adoption of 1997 Stock Option Plan and (v) Ratification of Acts of Officers and Directors. All of the foregoing matters were approved by a unanimous vote of the 7,166,360 shares represented at the meeting with no abstentions or broker no-votes.

         Each of the directors were elected as follows:

NAME                               FOR                  AGAINST              ABSTAIN             BROKER NO-VOTES
Paul Y. Song                       7,166,360            0                    0                   0
Kendall W. Kunz                    7,166,360            0                    0                   0
Bruce R. Kennedy                   7,166,360            0                    0                   0
Kenneth A. Williams                7,166,360            0                    0                   0


ITEM 5.    OTHER INFORMATION

         Not applicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  See Exhibit Table on page 18.

         (B)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           Dated this ____ of August 1997.            ARIS Corporation



                                              By:
                                                 _____________________________
                                                 Thomas W. Averill
                                                 Vice President, Finance;
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer and Duly
                                                 Authorized Officer)

                                   EXHIBITS


      PAGE             EXHIBIT NUMBER      EXHIBIT NAME
      ---              --------------      ------------
       19                   11.1           Computation of Earnings Per Share
       20                   27.1           Financial Data Schedule