Form 10-Q
period 1997-09-30
ARIS CORP/
filed 1997-11-14
CIK 1037186

--------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               --------------

                                  FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended September 30, 1997

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period From ____ to ____

                               --------------

                      Commission File Number 000-22649

                              ARIS CORPORATION
           (Exact name of registrant as specified in its charter)

          WASHINGTON                                     91-1497147
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                   Identification Number)

        FORT DENT ONE, SUITE 250
          6720 FORT DENT WAY
    SEATTLE, WASHINGTON 98188-2555                    (206) 433-2081
(Address of principal executive office)       (Registrant's telephone number,
                                                    including area code)

         Indicate by check mark whether the registrant:

         (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and

         (2) Has been subject to such filing requirements for the past 90
days. Yes [X]   No  [_]

         The number of shares outstanding of the registrant's common stock as of September 30, 1997 was 9,757,736.

--------------------------------------------------------------------------------

                              ARIS CORPORATION
                                  FORM 10-Q


INDEX                                                                                 PAGE
PART I.    FINANCIAL INFORMATION
Item 1                 Financial Statements
                       a)   Condensed Consolidated Balance Sheets as of                 3
                            September 30, 1997 and December 31, 1996
                       b)   Condensed Consolidated Statements of Income                 4
                            for the Quarters and Nine Months Ended
                            September 30, 1997 and 1996.
                       c)   Condensed Consolidated Statements of Cash                   5
                            Flows for the Nine Months Ended September
                            30, 1997 and 1996
                       d)   Condensed Consolidated Statement of Changes                 6
                            in Shareholders' Equity as of September 30,
                            1997
                       e)   Notes to Condensed Consolidated Financial                 6-7
                            Statements
Item 2                 Management's Discussion and Analysis of Financial             8-14
                       Condition and Results of Operations
PART II.   OTHER INFORMATION
Item 1                 Legal Proceedings                                               15
Item 2                 Changes in Securities                                           15
Item 3                 Defaults Upon Senior Securities                                 15
Item 4                 Submission of Matters to a Vote of Security                     16
                       Holders
Item 5                 Other Information                                               16
Item 6                 Exhibits and Reports on Form 8-K                                16

--------------------------------------------------------------------------------------------

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ARIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
------------------------------------------------------------------------------------------------------------

                                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                                       1997          1996
                                                                                   -----------    ----------
Assets
Current assets:
       Cash ....................................................................     $    886      $    177
       Cash equivalents and investments in marketable
       securities ..............................................................       27,492         1,396
       Accounts receivable, net of allowance for
       doubtful accounts of  $543 and $300 .....................................       10,558         5,169
       Other  current  assets ..................................................        1,759         1,052
                                                                                     --------      --------
            Total current assets ...............................................       40,695         7,794

       Property and equipment, net .............................................        4,293         2,517
       Intangible and other assets, net ........................................        3,430         2,645
                                                                                     --------      --------
            Total assets .......................................................     $ 48,418      $ 12,956
                                                                                     ========      ========
Liabilities and Shareholders' Equity
Current liabilities:
       Accounts payable ........................................................     $  2,694      $    787
       Accrued liabilities .....................................................        2,729         1,196
       Notes payable ...........................................................                      1,500
       Other current liabilities ...............................................        1,829           550
                                                                                     --------      --------
            Total current  liabilities .........................................     $  7,252      $  4,033
                                                                                     --------      --------
Deferred income taxes ..........................................................          605           713
                                                                                     --------      --------
Commitments and contingencies
Shareholder's equity:
       Preferred stock, 5,000,000 shares authorized, none issued and outstanding
       Common stock, no par value; 100,000,000 shares authorized; 9,757,736 and
       7,555,900 shares outstanding ............................................       34,522         1,943
       Retained earnings .......................................................        6,070         6,042
       Net unrealized holding gain on investments ..............................            1           225
       Cumulative foreign currency translation
       adjustment ..............................................................          (32)
                                                                                     --------      --------
            Total shareholders' equity .........................................       40,561         8,210
                                                                                     --------      --------
            Total liabilities and shareholders' equity                               $ 48,418      $ 12,956
                                                                                     ========      ========

                            See accompanying notes
------------------------------------------------------------------------------------------------------------


ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share data)
------------------------------------------------------------------------------------------------------

                                          ------------------------------------------------------------
                                              FOR THE QUARTER ENDED        FOR THE NINE MONTHS ENDED
                                          ------------------------------------------------------------

                                          SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                             1997             1996            1997           1996
                                          -----------     -----------     -----------     -----------
Revenue, net:
   Consulting .......................     $     7,979     $     4,532     $    21,969     $    10,572
   Training .........................           5,528           2,217          14,144           6,596
   Software .........................           1,075             386           2,386             668
                                          -----------     -----------     -----------     -----------
      Total revenue .................          14,582           7,135          38,499          17,836
Cost of sales: ......................           6,739           3,702          17,948           8,897
                                          -----------     -----------     -----------     -----------
      Gross profit ..................           7,843           3,433          20,551           8,939
Selling, general and administrative .           5,637           2,462          14,742           5,971
                                          -----------     -----------     -----------     -----------
      Income from operations ........           2,206             971           5,809           2,968
Other income, net ...................             442              21             626              67
                                          -----------     -----------     -----------     -----------
      Income before income tax ......           2,648             992           6,435           3,035
Income tax expense ..................           1,061             362           2,500           1,110
                                          -----------     -----------     -----------     -----------
Net income ..........................     $     1,587     $       630     $     3,935     $     1,925
                                          ===========     ===========     ===========     ===========
Net income per share ................     $      0.15     $      0.07     $      0.43     $      0.22
                                          ===========     ===========     ===========     ===========
Weighted average number of common and
common equivalent shares outstanding       10,653,995       8,627,122       9,180,445       8,615,351
                                          ===========     ===========     ===========     ===========

-----------------------------------------------------------------------------------------------------

                            See accompanying notes


ARIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-----------------------------------------------------------------------------------------------

                                                               FOR THE NINE MONTHS ENDED
                                                       ----------------------------------------
                                                       SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                       --------------------  ------------------
Net cash provided by operating activities .........           $  2,671              $  1,219
                                                              --------              --------
Cash flows from investing activities:
Purchases of investments in marketable securities .            (21,130)                 (271)
Sales of investments in marketable securities .....              8,790                   221
Acquisition of businesses, net of cash acquired ...                (93)
Purchases of property and equipment ...............             (1,289)                 (746)
                                                              --------              --------
Net cash provided by (used in) investing activities            (13,722)                 (796)
                                                              --------              --------
Cash flows from financing activities:
Proceeds from initial public offering, net of
offering costs ....................................             31,245
Repurchase of common stock ........................             (4,028)                 (100)
Payments on notes payable .........................            (10,075)                   (1)
Proceeds from long-term debt ......................              8,575                   441
Proceeds from exercise of stock options ...........                 55                     2
Other, net ........................................                                        8
                                                              --------              --------
Net cash provided by financing activities .........             25,772                   350
                                                              --------              --------
Net increase in cash ..............................             14,721                   773
Effect of exchange rate changes on cash and cash
equivalents .......................................                (32)
Cash and cash equivalents at beginning of period ..                177                 1,241
                                                              ========              ========
Cash and cash equivalents at end of period ........           $ 14,866              $  2,014
                                                              ========              ========

-----------------------------------------------------------------------------------------------

                            See accompanying notes


ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In
thousands, except for share data)
----------------------------------------------------------------------------------------------------------------------------------

                                             COMMON STOCK
                                       --------------------------
                                                                                                     CUMULATIVE
                                                                                                      FOREIGN
                                                                                  NET UNREALIZED      CURRENCY          TOTAL
                                                                       RETAINED    HOLDING GAIN      TRANSLATION     SHAREHOLDERS'
                                     SHARES ISSUED        AMOUNT       EARNINGS    ON INVESTMENTS    ADJUSTMENT         EQUITY
                                     -------------      -----------    --------    --------------    -----------      -----------
Balance at December 31, 1996 ...       7,555,900        $   1,943      $  6,042      $    225                         $    8,210
Shares issued in initial public        2,300,000           31,245                                                         31,245
offering, net of offering costs
Shares issued in acquisitions ..         280,000            1,400                                                          1,400
Stock redemption ...............        (415,000)            (121)       (3,907)                                          (4,028)
Stock options exercised ........          36,836               55                                                             55
Unrealized holding loss on .....                                                          (15)                              (15)
investments
Realization of holding gain upon                                                         (209)                             (209)
sale of  investments
Foreign currency translation ...                                                                    $      (32)             (32)
adjustment
Net income .....................                                          3,935                                           3,935
                                     ===========      ===========      ========      ========      ===========      ===========
Balance at September 30, 1997 ..       9,757,736      $    34,522      $  6,070      $      1      $       (32)     $    40,561
                                     ===========      ===========      ========      ========      ===========      ===========

----------------------------------------------------------------------------------------------------------------------------------

ARIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------

     1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal, recurring adjustments which are necessary to state fairly the condensed consolidated balance sheets, and condensed consolidated statements of income, statements of cash flows and statement of changes in shareholders' equity of ARIS Corporation ("ARIS" or the "Company") as of and for the periods indicated. ARIS presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company's Form S-1 Registration Statement ("Registration Statement") filed on May 29, 1997, as amended, have been omitted.

     2. The Registration Statement contained the final prospectus with respect to 2,320,080 shares of the Company's common stock offered therein. The initial public offering price was $15.00 per share. Of the total shares sold, 20,800 shares were sold by selling shareholders. The net proceeds received by the Company were $31,245,000 after the deduction of underwriting discounts and commissions and other offering expenses. From such net proceeds the Company repaid a revolving bank loan in accordance with repayment terms of the lending agreement in the amount of $4 million plus accrued interest. The remainder of the net proceeds (approximately $27,245,000) will be used for general corporate purposes, acquisitions of businesses and capital expenditures associated with the expansion of the Company's operations. Prior to the offering made pursuant to the Registration Statement, there had been no public market for the Company's common stock.

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

         The unaudited pro forma combined results of operations of the Company and Oxford are as follows:

                                                          For the Nine Months Ended
                                                      ----------------------------------
                                                      September 30,        September 30,
                                                          1997                 1996
                                                      -------------        -------------
           Revenue                                     $40,085,000          $ 23,160,000
           Net income                                  $ 4,030,000          $  2,155,000
           Net income per share                        $      0.44          $       0.25

         Subsequent to September 30, 1997, the Company acquired Enterprise Computing Inc., Agiliti, Inc. and Absolute!, Inc. in transactions accounted for as purchase transactions.

     5. In February, 1997, Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), was issued. This pronouncement modifies the calculation and disclosure of earnings per share (EPS) and will be adopted by the Company in its financial statements for the year ended December 31, 1997. Although early adoption is not permitted, proforma disclosure is permitted (Exhibit 11). After the adoption date, EPS data for all periods presented, including quarterly financial data, are required to be restated to conform with the provisions of SFAS 128.

     6. Cash equivalents are comprised primarily of money market funds and marketable debt securities with maturity dates of 90 days or less. Investments in marketable equity securities are comprised primarily of mutual fund shares. A summary of cash equivalents and investments in marketable securities follows:

                                                           September 30,       December 31,
                                                               1997                1996
                                                           -------------       ------------
           Cash equivalents                                $13,980,000
           Investments in marketable debt securities       $13,512,000
           Investments in marketable equity securities                          $1,396,000
                                                           -----------          ----------
                                                           $27,492,000          $1,396,000
                                                           ===========          ==========



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

         This commentary should be read in conjunction with the sections of the following documents for a full understanding of the Company's financial condition and results of operations: from the Company's Registration Statement filed May 29, 1997, as amended, and its Prospectus dated June 18, 1997, the Risk Factors, pages 3 to 10, Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 15 to 25, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages F-1 to F-31; and from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1997; from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1997, of which this commentary is a part, the Consolidated Financial Statements and Notes to Consolidated Financial Statements, pages 3 through 8 and the Company's Form 8-K filed September 26, 1997 in connection with the Company's acquisition of Enterprise Computing Inc. (doing business as Buller Owens & Associates).

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

         THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

         TOTAL REVENUE

         Total revenues increased $7,447,000 to $14,582,000 for the quarter ended September 30, 1997 from $7,135,000 for the quarter ended September 30, 1996, representing a 104% increase. On a pro forma basis (assuming all companies acquired by ARIS subsequent to January 1, 1996 had been owned throughout the comparison periods), total revenues increased approximately 48%. As discussed below, increases in revenues were reflected in all three lines of business.

         CONSULTING REVENUE

         Consulting revenue increased as a result of an overall increase in the level of consulting activity. The Company employed or contracted for the services of 164 full-time consultants and project managers at September 30, 1997 compared to 98 at September 30, 1996. Consulting revenues increased $3,447,000 to $7,979,000 for the quarter ended September 30, 1997 from $4,532,000 for the quarter ended September 30, 1996 representing a 76% increase. Consulting operations were conducted from seven consulting offices in the United States and the United Kingdom including three offices which were either newly opened or which initiated consulting revenue producing activities after September 30, 1996. On a proforma basis, assuming all companies acquired by ARIS subsequent to January 1, 1996 had been owned throughout the comparison period, total consulting revenues increased 58%.

         TRAINING REVENUE

         Training revenue increased $3,311,000 to $5,528,000 for the quarter ended September 30, 1997 from $2,217,000 for the quarter ended September 30, 1996, representing a 149% increase. A significant portion of the increase in training revenues for the third quarter of 1997 is attributable to business units acquired subsequent to January 1, 1996. ARIS acquired SQLSoft Corporation in May 1996, SofTeach Corporation in October 1996, and Oxford Computer Group, Ltd. in February 1997. On a pro forma basis (assuming the companies acquired by ARIS subsequent to January 1996 had been owned throughout the comparison periods), total revenues increased approximately 33%. In addition, revenues increased in the comparison period as a result of a significant increase in the number of classes and class training days offered. The Company offered 961 classes and 2553 training days in the quarter ended September 30, 1997 as compared to 168 classes and 776 training days in the quarter ended September 30, 1996.

         SOFTWARE REVENUE

         Software revenue increased $689,000 to $1,075,000 for the quarter ended September 30, 1997 from $386,000 in the quarter ended September 30, 1996, representing an increase of 178%. The increase in revenue is primarily attributable to sales of the NoetixViews suite of products developed by Noetix Corporation ("Noetix"). ARIS acquired Noetix in October 1996. On a proforma basis, assuming Noetix had been owned by ARIS throughout the comparison period, software revenues increased 68%.

         COST OF SALES

         Cost of sales consists primarily of salaries and employee benefits for consultants, project managers and instructors; subcontractor fees; and non-reimbursable travel expenses related to consulting and training activities as well as cost of production of software modules and amortization of capitalized software costs. Cost of sales increased $3,037,000 to $6,739,000 in the quarter ended September 30, 1997 from $3,702,000 in the quarter ended September 30, 1996. The increase in cost of sales is primarily a reflection of the increase in sales. Cost of sales as a percentage of sales decreased from 51% for the quarter ended September 30, 1996 to 46% for the quarter ended September 30, 1997. The reduction in percentage of sales is a result of the relative increase in proportion of training and software revenues to total revenue. Training and software operations typically have lower cost of sales and higher selling, general and administrative ("SG&A") expenses when compared to consulting operations. Training operations utilize a lower proportion of professional labor and benefits, which are included in cost of sales, and higher proportions of marketing, facilities and general office administration costs which are included in SG&A expense. The percentage reduction in cost of sales in the quarter ended September 30, 1997 is also attributable to the inclusion of Oxford which derives its principal revenues from training operations and therefore contributes a lower proportion of cost of sales and higher SG&A expenses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative (SG&A) expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases; amortization of capitalized computer hardware and equipment costs; software license fees, travel and business development costs. SG&A expense increased $3,175,000 to $5,637,000 for the quarter ended September 30, 1997 from $2,462,000 for the quarter ended September 30, 1996, representing an increase of 128%. This increase is attributable primarily to growth in the number of management, sales and administrative staff from 86 at September 30, 1996 to 182 at September 30, 1997. SG&A expense as a percentage of total revenue increased from 34% for the quarter ended September 30, 1996 to 38% for the quarter ended September 30, 1997. Whereas the growth of SG&A expense is primarily attributable to increases in the number of staff members employed, the increase in SG&A expenses as a percentage of revenue is primarily attributable to the addition of Oxford, which has relatively higher SG&A expenses as a percentage of revenues than do similar operations in the United States. Professional information technology wages in the United Kingdom, which are included in cost of sales, are relatively lower than in the United States while the cost of facilities and the Company's administration costs are relatively higher than comparable costs in the Company's United States operations. SG&A expenses as a percentage of revenues also increased because the Company's revenues from training and software as a percentage of all revenues increased. These business lines typically have higher SG&A costs and lower cost of sales when compared to consulting operations.

         OTHER INCOME, NET

         Other income, net, consists primarily of interest income on cash and cash equivalents and gain on sale of equity investments which is partially offset by interest associated with short term borrowings. Other income (expense), net, increased $421,000 from $21,000 for the quarter ended September 30, 1996 to $442,000 for the quarter ended September 30, 1997. The increase is primarily attributable to the Company's investment yield on approximately $28,000,000 of proceeds from the companies initial public stock offering completed on June 19, 1997.

         INCOME TAX EXPENSE

         Income tax expense increased $699,000 to $1,061,000 in the quarter ended September 30, 1997 from $362,000 for the quarter ended September 30, 1996 as a result of increased revenues and net income before tax. As a percentage of revenues, income tax expense increased from 5.0% to 7.2% and the effective tax rate increased from 36.4% to 40%. The effective tax rate is influenced by the mix of United Kingdom and United States tax rates, as well as the tax rates of the various states in which the Company conducts its operations. The higher effective tax rate is principally the result of the Company conducting operations in an increasing number of states with income taxes, amortization of non-deductible goodwill associated with companies acquired and expenditure of certain non-deductible leasing costs in the United Kingdom. From October 1, 1996, through September 30, 1997, the Company has opened offices or acquired operating companies in Oregon, Florida, Colorado, Washington DC and United Kingdom; each of which has caused the Company to pay incremental taxes based on revenues in those locations.

         NET INCOME

         Net income increased $957,000 to $1,587,000 for the quarter ended September 30, 1997 from $630,000 for the quarter ended September 30, 1996. Net income as a percentage of sales increased from 8.8% to 10.8% as a result of increasing maturity and profitability of offices opened or acquired in the comparison period, increases in revenues attributable to software operations, increases in gross profit from all operations, and interest income earned on proceeds from the Company's initial public stock offering.

         NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         TOTAL REVENUE

         Total revenues increased $20,663,000 to $38,499,000 for the nine months ended September 30, 1997 from $17,836,000 for the nine months ended September 30, 1996, representing a 116% increase. On a pro forma basis (assuming all companies acquired by ARIS subsequent to January 1, 1996 had been owned throughout the comparison periods), total revenues increased approximately 51%. As discussed below, increases in revenues were reflected in all three lines of business.

         CONSULTING REVENUE

         Consulting revenue increased as a result of an overall increase in the level of consulting activity. The Company employed or contracted for the services of 164 full-time consultants and project managers at September 30, 1997 compared to 98 at September 30, 1996. Consulting revenues increased $11,397,000 to $21,969,000 for the nine months ended September 30, 1997 from $10,572,000 for the nine months ended September 30, 1996 representing a 108% increase. Consulting operations were conducted from seven consulting offices in the United States and United Kingdom including three offices which were either newly opened or which initiated consulting revenue producing activities after September 30, 1996. On a proforma basis, assuming all companies acquired by ARIS subsequent to January 1, 1996 had been owned throughout the comparison period, total consulting revenues increased 88%.

         TRAINING REVENUE

         Training revenue increased $7,547,000 to $14,143,000 for the nine months ended September 30, 1997 from $6,596,000 for the nine months ended September 30, 1996, representing a 114% increase. A significant portion of the increase in training revenues for the nine months ended September 30, 1997 is attributable to business units acquired subsequent to May 1, 1996. ARIS acquired SQLSoft Inc. in May 1996, SofTeach Corporation in October 1996, and Oxford in February 1997. On a pro forma basis (assuming the companies acquired by ARIS subsequent to January 1, 1996 had been owned throughout the comparison periods), total revenues increased approximately 16%. In addition, revenues increased in the current period as a result of a significant increase in the number of classes and class training days offered. The Company offered 2767 classes and 7319 training days in the nine months ended September 30, 1997 as compared to 622 classes and 2581 training days in the nine months ended September 30, 1996.

         SOFTWARE REVENUE

         Software revenue increased $1,718,000 to $2,386,000 for the nine months ended September 30, 1997 from $668,000 for the nine months ended September 30, 1996, representing an increase of 257%. The increase in revenue is primarily attributable to sales of the NoetixViews suite of products developed by Noetix Corporation ("Noetix"). ARIS acquired Noetix in October 1996. On a proforma basis, assuming Noetix had been owned by ARIS throughout the comparison period, software revenues increased 60%.

         COST OF SALES

         Cost of sales increased $9,051,000 to $17,948,000 in the nine months ended September 30, 1997 from $8,897,000 in the nine months ended September 30, 1996. The increase in cost of sales is primarily a reflection of the increase in sales. Cost of sales as a percentage of sales decreased from 50% for the nine months ended September 30, 1996 to 47% for the nine months ended September 30, 1997. The reduction in cost of sales as a percentage of sales is a result of the relative increase in proportion of training and software revenues to total revenue and the maturity of the Company's recent office openings and improvements in operating margins of acquired companies or operations. The percentage reduction in cost of sales is also attributable to inclusion of Oxford in the nine months ended September 30, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative (SG&A) expense increased $8,771,000 to $14,742,000 for the nine months ended September 30, 1997 from $5,971,000 for the nine months ended September 30, 1996, representing an increase of 147%. This increase is attributable primarily to growth in the number of management, sales and administrative staff from 86 at September 30, 1996 to 182 at September 30, 1997. SG&A expense as a percentage of total revenue increased from 33% for the nine months ended September 30, 1996 to 38% for the quarter ended September 30, 1997. The increase is primarily attributable to the addition of Oxford, which has relatively higher SG&A expenses as a percentage of revenues than do similar operations in the United States.

         OTHER INCOME, NET

         Other income, net, increased $559,000 from $67,000 for the nine months ended September 30, 1996 to $626,000 for the nine months ended September 30, 1997. The increase is primarily attributable to the Company's investment yield on approximately $28,000,000 of proceeds from the companies initial public stock offering completed on June 19, 1997 and a gain amounting to $282,000 realized on the sale of $1,337,000 of equity securities immediately prior to the Company's stock offering.

         INCOME TAX EXPENSE

         Income tax expense increased $1,390,000 to $2,500,000 in the nine months ended September 30, 1997 from $1,110,000 for the nine months ended September 30, 1996 as a result of increased revenues and net income before tax. As a percentage of revenues, income tax expense increased from 6.2% to 6.4% and the effective tax rate increased from 36.6% to 39%. The effective tax rate is influenced by the mix of United Kingdom and United States tax rates, as well as the tax rates of the various states in which the Company conducts its operations. The higher effective tax rate is principally the result of the Company conducting operations in an increasing number of states with income taxes, the increase in federal taxes attributable to non-deductible amortization of goodwill associated with companies acquired and expenditure of certain non-deductible leasing costs in the United Kingdom. From October 1, 1996 and through September 30, 1997, the Company has opened offices or acquired operating companies in Oregon, Florida, Colorado, Washington DC and United Kingdom; each of which has caused the Company to pay incremental taxes based on revenues in those locations.

         NET INCOME

         Net income increased $2,010,000 to $3,935,000 for the nine months ended September 30, 1997 from $1,925,000 for the nine months ended September 30, 1996. Net income as a percentage of sales decreased from 10.7% to 10.2% primarily as a result of higher selling, general and administrative costs as a percentage of sales and lower net income of United Kingdom operations compared to net income of United States operations and expenditure of acquisition and integration charges incurred in connection with the Company's acquisition of three businesses and two office openings in the comparison period. These cost increases were substantially offset by increasing gross margins within the comparison period and interest income earned on proceeds from the Company's initial public stock offering.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997 the Company had working capital of $33,443,000 including cash or cash equivalents and marketable debt securities of $28,378,000. The Company intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from cash generated by operations and available cash.

         Net cash provided by operating activities was $2,671,000 for the nine months ended September 30, 1997. Cash was also provided by the sale of equity securities in the net amount of $1,337,000 while cash was utilized for the purchase of property and equipment in the amount of $1,289,000 and the acquisition of a business in the amount of $93,000. The Company's primary financing activity in the nine months ended September 30, 1997 was the completion of its initial public offering which provided $31,391,000 of cash proceeds net of costs of the offering. The Company utilized $4,028,000 to repurchase 415,000 of its common stock. Additionally,

$10,075,000 was utilized to repay debt of which $8,575,000 had been initially borrowed in the same period. As a result, cash and cash equivalents increased $28,099,000 in the nine months ended September 30, 1997.

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

SUBSEQUENT EVENTS:

           On September 13, 1997, the Company entered into an Agreement and Plan of Merger to acquire Enterprise Computing Inc. (doing business as Buller Owens & Associates), an information technology training company located in New York, New York. The transaction, which was effective October 1, 1997, will be accounted for as a purchase transaction. In a transaction valued at $2,812,000, the Company issued 62,531 shares of its restricted common stock, 20,844 warrants to purchase the Company's common stock at $23.99 per share and $1,500,000 in cash for all outstanding shares of Enterprise Computing Inc. The Company filed Form 8-K on September 26, 1997 in connection with this transaction. The Company did not file any financial statements with that initial report on Form 8-K. The Company will provide the required financial statements by filing a Form 8-K/A within the time prescribed by Item 7(a)(4) of the instructions to Form 8-K.

           On October 21, 1997 the Company entered into an Agreement and Plan of Merger to acquire Absolute!, Inc., an information technology training company located in Dallas, Texas. The Company issued 40,909 shares of its restricted common stock and $100,000 in cash for all outstanding shares of Absolute!, Inc. The merger, which was effective November 4, 1997, will be accounted for as a purchase transaction.

           On October 22, 1997 the Company entered into a Stock Purchase Agreement to purchase all of the outstanding shares of capital stock of Agiliti, Inc., an information technology training company located in Bloomington, Minnesota. The Company issued 50,941 shares of its restricted common stock for all outstanding shares of Agiliti, Inc. The transaction, which was effective November 3, 1997, will be accounted for as a purchase transaction.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved from time to time in routine legal proceedings incidental to its business. As of September 30, 1997, the Company was not involved in any material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES

         In connection with the Company's initial public offering (the "Offering") of its common stock, without par value (the "Common Stock"), the Company filed a Registration Statement on Form S-1 on April 18, 1997 (Registration No. 333-25409), as amended (the "Registration Statement"), pursuant to which the Company registered 2,320,800 shares of its Common Stock, of which 2,300,000 shares were sold by the Company, and the remaining 20,800 shares were sold by certain selling shareholders. The Registration Statement was declared effective by the Securities and Exchange Commission on June 17, 1997. Deutsche Morgan Grenfell was the managing underwriter of the Offering. The Offering commenced on June 18, 1997, and terminated following the sale of all of the securities registered under the Registration Statement. The Common Stock was offered, and sold, to the public at $15.00 per share, for aggregate consideration of $34,812,000, of which the Company received gross proceeds of $32,085,000, the selling shareholders received gross proceeds of $290,160, and the remaining $2,436,840 was allocated as the underwriting discount.

         From the effective date of the Registration Statement through September 30, 1997, the Company has incurred an estimated $3,255,000 in expenses for the Company's account in connection with the issuance and distribution of the Common Stock, including underwriting discounts and commissions ($2,415,000) and other expenses ($840,000). No finders' fees or expenses were paid to or for the underwriters. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.

         From the effective date of the Registration Statement through September 30, 1997, the Company has applied $4,000,000 of the Offering proceeds to the repayment of the Company's revolving bank loan. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company. To date, the Company believes that it has used the Offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. The remaining $27,245,000 of the Offering proceeds is invested in short term marketable debt securities and money market funds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  See Exhibit Table on page 18.

         (B)      REPORTS ON FORM 8-K

                  The Company filed a Form 8-K on September 26, 1997, reporting its merger with Enterprise Computing Inc. dba Buller Owens & Associates, which is incorporated by reference herein. The Company did not file any financial statements with that initial report on Form 8-K. The Company will provide the required financial statements by filing a Form 8-K/A within the time prescribed by Item 7(a)(4) of the instructions to Form 8-K.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated this 13th day of         ARIS Corporation
         November 1997.


                                        By:  /s/ Thomas W. Averill
                                           ---------------------------------
                                            Thomas W. Averill
                                            Vice President, Finance;
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer and
                                            Duly Authorized Officer)

                                   EXHIBITS


      PAGE     EXHIBIT NUMBER      EXHIBIT NAME
      ----     --------------      ------------
                     2.1           Plan of Acquisition, Reorganization,
                                   Arrangement, Liquidation
                                   or Succession

                    10.1           Form of Indemnification Agreement

                    11.1           Computation of Earnings Per Share

                    27.1           Financial Data Schedule