Form 10-K405
period 1997-12-31
ARIS CORP/
filed 1998-03-30
CIK 1037186

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-22649

                               ----------------

                               ARIS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 WASHINGTON                                      91-1497147
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

               2229 112TH AVENUE NE, BELLEVUE, WASHINGTON 98004
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                (425) 372-2747
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
            CLASS                                        ON WHICH REGISTERED
            -----                                       ---------------------
         COMMON STOCK                                   NASDAQ NATIONAL MARKET

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 6, 1998 was approximately $112,500,639.

  The number of shares of the registrant's Common Stock outstanding at March 6, 1998 was 10,248,003.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Company's definitive proxy statement for its annual meeting of shareholders on April 28, 1998, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year, is incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  ARIS Corporation ("ARIS" or the "Company") provides an integrated information technology ("IT") solution consisting of consulting and training services and proprietary software products. ARIS' core consulting competencies include packaged application implementation, custom application development and systems architecture planning and deployment. The Company's education division offers instructor-led course titles for IT professionals conducted at ARIS' training centers and at client facilities. The Company's wholly-owned subsidiary, ARIS Software, Inc. ("ASI") develops, markets and supports proprietary software products that enhance Oracle database management and Oracle packaged applications. The Company believes that its ability to provide clients with an integrated IT solution, coupled with its focus on leading-edge technologies, provide it with a unique competitive advantage.

INDUSTRY BACKGROUND

  Enterprises face a rapidly changing, highly competitive environment where access to information through the use of information technology can result in improvements in products and services, lower costs and increased client satisfaction. As the pace of technological change accelerates, an enterprise's ability to evaluate, integrate, deploy and leverage IT systems is becoming a critical competitive issue. International Data Corporation ("IDC") estimates that the worldwide market for IT consulting is projected to grow to $45.6 billion by the year 2001.

  The complex task of developing and implementing enterprise-wide, mission critical solutions is a costly and time consuming undertaking. For example, enterprise resource planning projects, which generally include planning and integration of manufacturing, distribution and financial systems, require cooperation and coordination of virtually every department within an enterprise. Many enterprises do not have adequate personnel with the requisite technology skills or are reluctant to expand or retool their existing IT departments for particular implementation projects. Confronted with the challenge of designing and implementing more complex IT systems to accomplish their goals, many enterprises are turning to independent IT service providers.

  Enterprises must ensure that their IT employees possess the skills to operate, maintain and maximize performance of increasingly complex information systems. Each time an enterprise implements a new technology or updates its existing technology, employee training is required. In many large enterprises, IT training is virtually continuous. IDC estimates that the worldwide market for IT education and training is projected to grow to $27.9 billion by 2001. Due to a shortage of in-house instructors experienced in the latest technologies and the high cost of developing and maintaining internal training courses in rapidly evolving technologies, many enterprises are turning to outside firms to train their IT professionals.

THE ARIS SOLUTION

  ARIS provides an integrated IT solution consisting of consulting and training services and proprietary software products that enables its clients to quickly leverage new technologies to deliver and improve operational processes and performance. The ARIS solution includes the following characteristics:

  Complete IT Solution. ARIS offers its clients an integrated IT solution that addresses the technology requirements and the resource constraints clients face when adopting a new technology. The Company believes that its combination of consulting, training and software products enables its clients to rapidly and effectively implement technologies that improve business processes and the information flow within an organization. Because ARIS develops in-depth knowledge regarding the needs and objectives of its consulting clients, ARIS believes it is strategically positioned to provide custom training solutions for these clients.

  Consulting Expertise In High-Demand, Leading-Edge Technologies. ARIS fulfills the mission critical technology needs of its clients by designing and implementing solutions using leading-edge technologies from vendors such as Oracle, Microsoft, Lotus, Sun, Novell and others. Expertise in leading-edge technologies allows

ARIS to enhance project quality, reduce development time and project costs and effectively develop customized solutions. In addition, ARIS maintains strategic relationships with certain software vendors, providing the Company access to technologies in the early or pre-release cycles of software development. ARIS consultants and project managers use a proprietary methodology, ARIS RAPIDMethod, for packaged application implementation and Oracle's CASE*Method for custom application development relating to Oracle technologies.

  Quality Course Offerings For High-Demand, Leading-Edge Technologies. ARIS provides public and private instructor-led training to IT professionals on leading-edge technologies The Company uses vendor-supplied and proprietary courseware and training methodologies. The following chart sets forth the vendor authorizations that the Company's various training centers have received:

                                                              VENDOR
   LOCATION                                       AUTHORIZATIONS/CERTIFICATIONS
  -------------------------------------------------------------------------------
   Bellevue, WA (two locations)                 Microsoft ATEC; Authorized Sun
                                                Education Center; Sylvan
                                                Prometric Testing Center
  -------------------------------------------------------------------------------
   Chicago, IL (scheduled to open May 15, 1998) Projected to be: Microsoft ATEC;
                                                Sylvan Prometric Testing Center;
                                                Lotus Authorized Education Center
  -------------------------------------------------------------------------------
   Dallas, TX                                   Microsoft ATEC; Lotus Authorized
                                                Education Center
  -------------------------------------------------------------------------------
   Denver, CO (two locations)                   Microsoft ATEC; Sylvan Prometric
                                                Testing Center
  -------------------------------------------------------------------------------
   Bloomington, MN                              Microsoft ATEC; Lotus Authorized
                                                Education Center; Sylvan
                                                Prometric Testing Center; VUR
                                                Testing Center; CAT Testing
                                                Center; ProSoft Affiliate
  -------------------------------------------------------------------------------
   New York, NY                                 Microsoft ATEC; Lotus Authorized
                                                Education Center
  -------------------------------------------------------------------------------
   Portland, OR                                 Microsoft ATEC, Sun Education
                                                Center
  -------------------------------------------------------------------------------
   Washington, DC                               Microsoft ATEC, Sylvan Prometric
                                                Testing Center
  -------------------------------------------------------------------------------
   Birmingham, UK                               Microsoft ATEC, Lotus Authorized
                                                Education Centre, WST Approved
                                                Provider
  -------------------------------------------------------------------------------
   London, UK (three locations)                 Microsoft ATEC, Sylvan Prometric
                                                Testing Centre, Novell Authorized
                                                Education Center, Lotus
                                                Authorized Education Centre, WST
                                                Approved Provider, BACT Partner
  -------------------------------------------------------------------------------
   Oxford, UK                                   Microsoft ATEC, Lotus Authorized
                                                Education Centre, WST Approved
                                                Provider, Sylvan Prometric
                                                Testing Centre

  ------------------------------------------------------------------------

  In addition, the Company has the capacity to provide public and private instructor-led training to IT professionals on Oracle technologies at all of its locations and at client sites using the Company's proprietary courseware.

STRATEGY

  The Company's objective is to be a leading provider of integrated IT solutions by pursuing the following strategies:

  Leverage Synergies Between Consulting And Training. By offering a combination of consulting and training services, the Company is able to: (i) capitalize on cross-selling opportunities between training and consulting; (ii) increase client referrals; (iii) enhance its name recognition; and (iv) provide a complete solution to its clients. The Company encourages its instructors to participate in consulting projects, enabling instructors to improve their technical knowledge with practical software implementation experience. In addition, the Company offers ongoing training in the latest technologies to its consultants and project managers.

  Focus On Leading-Edge Technologies. The Company intends to maintain its alignment with leading-edge technology vendors such as Oracle, Microsoft, Lotus, Novell and Sun. By focusing on leading-edge technologies, the Company is able to offer specialized and value-added services to its clients. ARIS may shift or expand its vendor focus over time in order to maintain alignment with leading-edge, emerging technologies.

  Attract And Retain Highly Skilled IT Professionals. The Company's success depends on its ability to attract, train, motivate and retain highly skilled IT professionals. The Company believes it offers its employees: (i) multiple professional opportunities and challenges to work in one or more of the Company's consulting, training and software divisions; (ii) the ability to work with leading-edge technologies; (iii) attractive compensation plans that align employees' interests and goals with those of the Company; (iv) a stimulating, flexible, entrepreneurial work environment; and (v) the opportunity to receive continuous, ongoing technical training. These factors have resulted in a turnover rate which management believes is below the industry average.

  Maintain High Levels Of Client Satisfaction. The Company believes that satisfying client expectations is critical to expanding relationships with existing clients and receiving positive references for future sales. The Company requests that its clients complete evaluations of its training classes and consulting projects and a percentage of total cash compensation for consultants and project managers and instructors is directly linked to client satisfaction.

  Expand Geographic Presence. The Company intends to expand its operations by opening or acquiring additional consulting offices and training centers in strategic geographic locations, including existing markets. ARIS also intends to expand internationally to better service its multinational clients and to gain access to new markets. Since the date of the Company's initial public offering through December 31, 1997, the Company has expanded geographically to New York, New York, Minneapolis, Minnesota and Chicago, Illinois.

  Pursue Strategic Acquisitions. In addition to ARIS' geographic expansion, between January 1, 1997 and March 6, 1998, ARIS also continued to pursue an aggressive acquisition strategy. During this time-frame, ARIS acquired five complementary businesses: Oxford Computer Group Limited in Oxford, Birmingham and London, United Kingdom; Enterprise Computing Inc., d/b/a Buller Owens & Associates ("Buller Owens") in New York, New York; Agiliti, Inc. in Bloomington, Minnesota; Absolute!, Inc. in Dallas, Texas; and in February 1998, Barefoot Computer Training Limited in London, England ("Barefoot"). The Company plans to continue to pursue additional strategic acquisitions in order to: (i) acquire expertise in new technologies; (ii) expand its client base;
(iii) gain access to qualified IT professionals; and (iv) enter new geographic markets.

ARIS CONSULTING AND SOFTWARE PRODUCTS

  ARIS provides IT consulting services primarily to clients that require assistance planning, designing, developing, testing and deploying Oracle, Microsoft and other technologies. ARIS' vendor specific focus has enabled it to develop greater depth of expertise and proprietary methodologies. ARIS currently focuses on three core consulting competencies: packaged application implementation, custom application development and systems architecture planning and deployment. The Company's consulting clients are generally medium to large businesses and governmental agencies.

  Packaged Application Implementation. ARIS consulting focuses on the high growth packaged enterprise resource planning market, particularly the implementation of Oracle database management and Oracle packaged applications ("Oracle Applications"). ARIS' consultants and project managers use a proprietary methodology, ARIS RAPIDMethod, to implement Oracle Applications consistently and reliably.

  Custom Application Development. ARIS consulting provides custom application development services, particularly client/server and Internet/intranet projects involving Oracle and Microsoft technologies. For database development, ARIS consultants and project managers use Oracle's CASE*Method information engineering methodology, often in conjunction with Oracle's CASE tool, Designer/2000. In addition, ARIS has developed a library of proprietary reusable software that allows its consultants and project managers to accelerate custom application development.

  Systems Architecture Planning And Deployment. ARIS consulting provides systems architecture planning and deployment for IT architectures including Microsoft BackOffice, Oracle databases, UNIX and general networking architectures. System architecture engagements involve a range of services including capacity planning, implementation design and planning, readiness assessment, performance tuning and monitoring, configuration and installation, infrastructure management, process evaluation and complete database administration outsourcing.

  The Company assigns consultants to projects based on specific requirements. Consultant utilization, billing rates and headcount are reviewed regularly by project managers and regional managers, and is reviewed monthly by senior management, to ensure maximum efficiency. Project staffing varies depending on the number of project engagements and the size, duration and location of each engagement. As projects are completed or as new consultants are hired, there may be periods when certain consultants and project managers are not assigned to active client projects. During these periods of non-assignment, consultants and project managers receive training on new technologies, develop methodologies and tools and assist in developing the Company's internal data systems.

  ARIS Software, Inc. ("ASI"), the Company's wholly-owned subsidiary, currently has two software product suites, ARIS DFRAG and NoetixViews. NoetixViews enables users of Oracle Applications to quickly retrieve non-standard business information from an Oracle database. By establishing a layer of "meta" data, NoetixViews serves as a platform on which customers can build their reporting systems, reducing costly re-design when a new version of an Oracle Application program is released. ASI has developed a custom software element for the Oracle tools division which provides a tightly integrated solution involving Oracle's Discoverer Reporting Tool and ASI's suite of NoetixViews products for Oracle Applications.

  ARIS DFRAG is a tool used by database administrators to identify and reorganize "fragmented" data in Oracle databases, thereby improving performance. ARIS DFRAG includes a graphical user interface based on Microsoft Windows which can be used to browse and manage database objects within an Oracle database.

  Management believes ASI's software products enhance the Company's consulting services. Through its consulting and training services, ARIS expects to continue to identify development opportunities for new ASI software products.

ARIS TRAINING

  ARIS is a leading provider of vendor-certified and custom training to IT professionals including Microsoft BackOffice, Oracle database and tools, Sun Solaris and Java, Lotus Notes and Domino, Novell, Internet, and networking technologies. ARIS provides instructor-led training through regularly scheduled open enrollment classes, private classes (using both standard and customized content), and on-line training. ARIS also provides other training related services such as IT skills assessment, curriculum development and training consulting.

  Each of the Company's instructors has, on average, more than 10 years of professional IT experience. The Company seeks to achieve a high fill rate for each of its public classes without exceeding a maximum class size in order to preserve a high level of individual student attention. The Company devotes considerable resources to maintaining the skills of its instructors who are required to maintain the certifications necessary to teach new course titles as a part of ARIS' Microsoft, Sun, Novell and Lotus authorized training designations.

  ARIS uses both vendor-designed and proprietary courseware and training methodologies. The Company continually evaluates market demand for training in its core technologies and updates current course titles or develops new course titles to satisfy the changing needs of the market. To ensure that its course titles and instructors meet the needs of the market and maintain the Company's quality standards, each class participant is asked to complete an evaluation of the course materials and of the instructor at the end of their training. These evaluations are used by the Company to modify course offerings and training techniques in order to improve instructor performance.

RELATIONSHIPS WITH KEY VENDORS

  The Company has developed strategic relationships with key vendors of software, particularly Oracle, Microsoft, Sun, Lotus and Novell. These strategic relationships allow the Company to gain access to beta versions of software and the software vendors' marketing channels as well as to receive discounts on software. The Company regularly participates with Microsoft in the development of courseware for new products and trains Microsoft's employees and other ATECs during the early stages of a new product roll out.

  Certain of these software vendors also compete with the Company in providing IT consulting and training services. Disputes between the Company and these software vendors could result in the loss of vendor certifications, a reduction in the number of client referrals or vendor actions which might adversely affect the Company's ability to compete successfully with its competitors.

SALES AND MARKETING

  The Company sells its consulting and training services directly through its regional sales forces. ASI sells its software products directly through account executives and internal telemarketing representatives and through referrals from the Company's consulting operations. Other important client sources include industry trade shows and referrals from, and joint marketing events with, Oracle, Microsoft and other IT vendors. ARIS' sales personnel are compensated through a combination of a base salary and commissions. Commissions are paid when services are performed or products are shipped rather than when a contract is signed.

  The ARIS marketing plan includes direct mail solicitations, advertising in IT trade journals, trade show participation and seminars. The Company's course catalogue and Internet web site are integral parts of its marketing effort.

COMPETITION

  The IT consulting industry and the IT training industry are generally regarded as separate industries, each of which is rapidly growing and highly competitive. Within each industry there are a large number of competitors, many of which have significantly greater financial, technical, marketing and human resources and greater name recognition than the Company. The Company believes that its ability to provide clients with an integrated IT solution, coupled with its focus on leading-edge technologies, provide it with a unique competitive advantage. ARIS differentiates itself from its consulting and training competitors by striving to be first to market with new technologies, by leveraging the synergies between consulting and training, by delivering consulting and training in high-demand, leading-edge technologies, by the breadth and depth of its curriculum, convenience of its course scheduling, its ability to deliver consulting and training services in numerous geographic locations, and the quality, skill and reputation of its instructors, consultants and project managers. Nevertheless, the Company competes with companies in both the consulting and training industries.

  ARIS' principal competitors in the delivery of consulting services are the consulting divisions of the large international accounting firms, the consulting divisions of software vendors such as Oracle, and numerous international, national and regional IT consulting firms. The Company faces competition in the delivery of IT training services from the in-house IT departments of its prospective clients, companies such as International

Business Machines and Hewlett-Packard, software vendors such as Oracle, Sun, other Microsoft ATECs, and independent international, national and regional training companies.

  ASI focuses its software product development on solving problems that few other software companies have addressed. ARIS DFRAG competes with the system management tools distributed by BMC Software, Platinum Technology and Compuware. Although the Company believes few commercially available products currently compete directly with NoetixViews, there can be no assurance that new competitive products will not be developed by Oracle, third party software vendors or by in-house IT departments of the Company's current or potential clients. Management believes that its primary competition in software development will come from custom in-house development.

INTELLECTUAL PROPERTY

  The Company uses certain proprietary consulting and training methodologies, courseware, software applications and products, trademarks and service marks, and other proprietary and intellectual property rights. The Company relies upon a combination of copyright, trademark and trade secret laws, as well as nondisclosure and other contractual arrangements, to protect its proprietary rights. The Company uses client licensing agreements and employee and third-party nondisclosure and confidentiality agreements to limit access to and distribution of its proprietary information.

  The Company develops custom software applications and methodologies, and training courses and methodologies for third-party software products. The training courses, methodologies and courseware are owned by the Company through agreements with employees and subcontractors, but ownership of software applications developed for clients is often assigned to the client, with the Company retaining limited use licenses. The Company also develops software application tools in the course of its consulting projects. The Company generally seeks to retain significant ownership or marketing rights for adaptation and reuse in subsequent projects.

PERSONNEL AND HUMAN RESOURCES

  As of March 6, 1998, the Company had 593 full-time employees, 441 of whom were in the United States and 152 of whom were in the United Kingdom. Of this total, 232 employees were involved in the sale, delivery and support of training services, 240 employees were involved in the sale, delivery and support of consulting services, 28 employees were involved in the sale, marketing, development and support of software products, and 53 were involved in corporate level management and administration. In addition, the Company retains the services of subcontractors for certain consulting projects and to conduct certain training services.

  The Company places significant emphasis on the recruitment, training and professional development of its employees, and offers a competitive compensation package. These factors have resulted in attrition rates which management believes are below the industry average.

  The Company devotes considerable resources to its recruiting efforts. The Company identifies prospective employees through referrals from existing employees and clients, on-campus recruiting at colleges and universities, and by advertising at trade shows and over the Internet. The Company currently has six full-time recruiters.

  The Company's consultants and project managers benefit from their ability to receive ongoing training in the latest technological advances and developments at the Company's training centers. The ability of the Company to train its consultants and project managers internally provides the Company with a competitive advantage over its competitors, many of whom must contract with third-party instructors to keep their IT professionals current in the latest technologies. In addition, the Company has a six-to-eight week training program for its newly hired IT professionals which includes training in the technologies comprising the Company's core competencies and training in the Company's proprietary methodologies.

  The Company's compensation package consists of a combination of salary, stock options, 401(k) matching, an employee stock purchase plan and other benefits-related plans. In addition, the Company awards performance-based bonuses to certain employees, including nearly all of its consultants, project managers, instructors, and executive staff managers. The Company believes that by linking employee compensation to the success of the Company, employees are encouraged to focus on client satisfaction and to seek continuous professional development.

EFFECTS OF YEAR 2000 ISSUE

  Although the Company does not believe the Year 2000 issue will have a significant impact on the Company's internal operations or on solutions developed by the Company for clients where the Company has provided an express warranty regarding the Year 2000 issue, there can be no assurance that the Company will not experience interruptions of operations because of Year 2000 problems or become involved in disputes with clients regarding Year 2000 problems involving solutions developed or implemented by the Company or the interaction of such solutions with other applications. Year 2000 problems could require the Company to incur unanticipated expenses, and such expenses could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the purchasing patterns of clients or potential clients may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase services offered by the Company.

ITEM 2. PROPERTIES

  On March 30, 1998, the Company relocated its corporate headquarters to 2229 112th Avenue NE, Bellevue, WA 98004. These premises, which the Company purchased in January 1998, consist of 25,000 square feet of office space and house the Company's corporate, administrative, finance and accounting, human resources, sales and marketing, research and development, legal and IT departments, and also serves as the headquarters for ASI. The Company and its subsidiaries also lease facilities in various locations listed in the table below (as of March 30, 1998):

                         APPROXIMATE
                           SQUARE         NO. OF
LOCATION                   FOOTAGE   CLASSROOMS/SEATS            FUNCTION
--------                 ----------- ----------------            --------
Bellevue, WA               23,500         11/152      Training, Consulting
Bellevue, WA
 (vacating May 1, 1998)     8,000           5/63      Training
Beaverton, OR               7,800           4/18      Training, Consulting, Software
Beaverton, OR                 600           1/12      Training
Bloomington, MN            16,000          9/104      Training
Chicago, IL (opens May
 15, 1998)                  7,400           4/60      Training
Denver, CO                  2,000           1/15      Training, Consulting
Denver, CO                  7,000           4/42      Training
Dallas, TX                  7,000             --      Consulting
Dallas, TX                  6,500           6/76      Training
Fairfax, VA                10,500           5/68      Training, Consulting
New York, NY                5,000           5/44      Training
Tampa, FL                   2,000             --      Consulting
Birmingham, UK              2,500           4/32      Training
London, UK                 14,400         17/178      Training
London, UK                  6,720           9/78      Training
London, UK                  1,250           3/18      Training
Oxford, UK                  5,000             --      UK Headquarters, Consulting
Oxford, UK                  4,000           4/50      Training

ITEM 3. LEGAL PROCEEDINGS

  The Company is from time to time involved in legal proceedings that arise out of the normal course of business. As of March 6, 1998, the Company was not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  (a) The Company's Common Stock is listed for quotation on the Nasdaq National Market (symbol "ARSC"). The number of shareholders of record of the Company's Common Stock at March 6, 1998 was 126.

  The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in the expansion and operations of its business and does not anticipate paying cash dividends in the foreseeable future.

  High and low closing prices for the Company's Common Stock for each quarter in 1997 are as follows:

     YEAR                                                          STOCK PRICE
     ----                                                        ---------------
                                                                  HIGH     LOW
     1997                                                        ------- -------
     First Quarter..............................................     N/A     N/A
     Second Quarter............................................. $22.750 $19.125
     Third Quarter.............................................. $31.375 $21.000
     Fourth Quarter............................................. $26.375 $19.750

  (b) From the effective date of the Company's Registration Statement on Form S-1 filed on April 18, 1997 and declared effective by the Securities and Exchange Commission on June 17, 1997 (Registration No. 333-25409), as amended (the "Registration Statement"), through December 31, 1997, the Company has applied $4 million of the proceeds from its initial public offering (the "Offering") to the repayment of the Company's revolving bank loan, $1,635,000 in connection with the acquisition of other companies, and $2,165,000 to capital expenditures. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company. To date, the Company believes that it has used the Offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. As of December 31, 1997, the remaining $23,442,000 of the Offering proceeds were invested in short term marketable securities.

ITEM 6. SELECTED FINANCIAL DATA

  A summary of selected financial data as of and for the years ended December 31, 1993, December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997 are set forth below.

                                         YEARS ENDED DECEMBER 31,
                            1993       1994       1995        1996        1997
                            ----       ----       ----        ----        ----
RESULTS OF OPERATIONS
  Revenues               $3,686,000 $7,052,000 $14,751,000 $26,898,000 $55,131,000
  Expenses               $3,238,000 $6,226,000 $12,741,000 $24,884,000 $49,786,000
  Net income             $  448,000 $  826,000 $ 2,010,000 $ 2,014,000 $ 5,345,000
  Diluted earnings per
   share                 $     0.10 $     0.12 $      0.29 $      0.27 $      0.57
                                               DECEMBER 31,
                            1993       1994       1995        1996        1997
                            ----       ----       ----        ----        ----
FINANCIAL CONDITION
  Cash, cash equivalents
   and securities
   available for sale    $  598,000 $  274,000 $ 2,491,000 $ 1,573,000 $24,852,000
  Total assets           $1,607,000 $3,320,000 $ 6,843,000 $12,956,000 $51,970,000
  Long-term debt, less
   current portion       $   10,000 $      --  $       --  $       --  $       --
  Shareholders' equity   $1,203,000 $2,113,000 $ 4,642,000 $ 8,210,000 $44,918,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW

  The Company's revenue is derived from its consulting and training services and sales and maintenance of its software products. Consulting revenue is derived primarily from professional fees billed to clients. Revenue from contracts that are billed on a time and materials basis is recognized as services are performed. Revenue from fixed price contracts is recognized on the percentage of completion method, based on the ratio of costs incurred to the total estimated project costs. The Company bills its clients on a monthly or semi-monthly basis. Where revenue is recognized before an invoice is sent, the revenue in excess of billings is recorded as work in progress. Occasionally, the Company is requested to provide hardware and software in conjunction with its consulting projects. In such cases, the Company recognizes as revenue only the difference between its cost and the resale price for the software and hardware.

  Training revenue is derived primarily from fees charged to corporate clients for employee training provided at client facilities or at ARIS' training centers and from fees charged to individual students for open enrollment classes. In its open enrollment classes, the Company seeks to fill each available seat in each scheduled class. The Company continuously monitors this fill rate and may cancel or reschedule classes that are underenrolled. Revenue for a training class is recognized in the month in which the last day of the training event falls. Since a large number of training events are five-day classes that end on a Friday, the number of Fridays in a given month impacts the training revenue for that month.

  ASI derives software revenue from the sale of its proprietary software product suites, ARIS DFRAG and NoetixViews, and from support contracts with clients who purchase the software products. Revenue is recognized when the software product has been shipped, collectibility is probable and there are no significant obligations of ASI remaining to be performed. Software support is billed at the beginning of the contract period and is recognized ratably through the term of the contract.

  From March 1993 to March 1997, the Company qualified under the Small Business Administration's Section 8(a) Program, which sets aside a certain percentage of government contracts for minority-owned businesses. As an 8(a) Program participant, the Company was awarded contracts with U.S. government agencies totaling 9.0% and 13.7% of the Company's revenue in 1996 and 1995, respectively. In the first quarter of 1997, the Company ceased to be eligible to participate in the 8(a) Program.

                              RECENT ACQUISITIONS

  In addition to its internal growth, the Company has grown through strategic acquisitions of complementary businesses. During 1997, the Company made the following acquisitions:

  OXFORD COMPUTER GROUP LIMITED. In February 1997, the Company acquired the stock of Oxford in exchange for 280,000 shares of ARIS Common Stock. Oxford is a Microsoft ATEC with facilities in Oxford, London and Birmingham, England which also provides IT consulting and training services primarily on Microsoft technologies.

  BULLER OWENS. In October 1997 the Company acquired the stock of Buller Owens in exchange for 62,531 shares of ARIS Common Stock, 20,844 stock purchase warrants and $1,560,000 cash. Buller Owens is a LAEC and Premium Partner for Lotus and a Microsoft ATEC in New York City.

  AGILITI, INC. In November 1997 ARIS acquired the stock of Agiliti, Inc. in exchange for 50,941 shares of ARIS Common Stock. Agiliti is a LAEC and Premium Partner for Lotus and a Microsoft ATEC in Bloomington, Minnesota.

  ABSOLUTE!, INC. In November 1997 ARIS merged with Absolute!, Inc. in exchange for $100,000 cash and 40,909 shares of ARIS Common Stock. Absolute! is a Microsoft ATEC in Dallas, Texas.

  Each of these transactions was accounted for under the purchase method of accounting. Goodwill resulting from these acquisitions will be amortized over fifteen years.

SUBSEQUENT EVENT

  BAREFOOT COMPUTER TRAINING LIMITED. On February 28, 1998, the Company acquired the stock of Barefoot in exchange for 278,611 shares of ARIS Common Stock. Barefoot is a Microsoft ATEC, a Sylvan Prometric Testing Centre, a BACT and a NAEC. This transaction will be accounted for under the pooling of interests method of accounting.

                             1997 COMPARED TO 1996

  Revenue in 1997 was $55.1 million, representing a 105% increase over revenue of $26.9 million in 1996, a result of increased revenue in each of the Company's business lines. During 1997, the Company's single largest client accounted for 6.2% of revenue, down from 9.1% in 1996. The Company's five largest clients in 1997 accounted for 25% of revenue as compared to 35% of revenue in 1996. During 1997, the Company acquired or opened new or additional offices in New York, New York, Bloomington, Minnesota and Dallas, Texas, as well as London, Birmingham and Oxford, England. These were added to existing offices in Seattle and Bellevue, Washington; Beaverton, Oregon; Denver, Colorado; the metropolitan Washington, D.C. area; St. Petersburg, Florida and Dallas, Texas.

  Consulting revenue in 1997 was $30.0 million, representing an 84% increase over consulting revenue of $16.3 million in 1996. This increase is primarily attributable to an increase in the number of billable consultants and project managers from 118 at the end of 1996 to 197 at the end of 1997, an approximate 8% increase in average billing rates, and an increase in the number and size of consulting projects.

  Training revenue in 1997 was $21.5 million, representing a 129% increase over training revenue of $9.4 million in 1996. This increase in revenues is attributable to a number of factors. The acquisition of Oxford in March contributed revenues of $6.7 million; Buller Owens acquired in October contributed $578,000, Agiliti acquired in November contributed $445,000 and Absolute! acquired in November contributed $260,000 to 1997 revenues. Training operations conducted 3,662 classes and 9,888 class days during 1997 compared to 934 classes and 3,740 class days during 1996. The Company continues to experience high demand for numerous Microsoft NT, Internet-related and Sun Microsystems courses. During 1997 the Company has become an authorized provider of Lotus Notes and Domino education in New York City, New York and Minneapolis, Minnesota.

  Software revenue in 1997 was $3.6 million as compared with software revenue of $1.2 million in 1996. This increase is principally the result of a very significant increase in the Company's sales of the NoetixViews suite of products. Software revenues have been positively impacted by the expansion of the sales staff as well as expansion of marketing and sales efforts at trade shows.

  Cost of consulting and training was $25.5 million in 1997, representing a 90% increase over cost of consulting and training of $13.4 million in 1996. This increase is primarily attributable to an increase in the number of consultants, project managers and instructors from 149 at the end of 1996 to 285 at the end of 1997. Cost of consulting and training as a percentage of combined consulting and training revenue decreased from 52.0% in 1996 to 49.5% in 1997. This decrease is primarily attributable to a change in the revenue mix with an increase in training revenue on a percentage basis which has slightly higher gross margins.

  Cost of software increased to $322,000 in 1997 from $93,000 in 1996. This increase coincides with a rise in sales of software licenses and is primarily attributable to the increased costs of packaging and distribution of ARIS DFRAG and NoetixViews.

  Sales, general and administrative ("SG&A") expense was $20.8 million in 1997, representing a 120% increase over SG&A expense of $9.4 million in 1996. SG&A expense as a percentage of total revenue increased from 35.1% in 1996 to 37.7% in 1997. This increase is due to several factors including the Company's acquisition of Oxford Computer Group in the United Kingdom where SG&A expenses are typically higher than in the Company's United States' operations, changes in the revenue mix with a marginal increase in training and software which have higher SG&A expenses and the impact of opening offices late in 1996 in Dallas, Texas, St. Petersburg, Florida and London, England as well as the opening or expansion of offices in Denver, Colorado and the metropolitan Washington, D.C. area. The number of management, sales and administrative staff increased from 101 at the end of 1996 to 254 at the end of 1997.

  In 1997, the Company amortized $380,000 of goodwill related to acquisitions compared to $118,000 in 1996. In 1996 the Company also expensed $307,000 of in-process research and development expenses related to the acquisition of Noetix in October 1996.

  In June 1997 the Company sold 2,300,000 shares of its Common Stock in an initial public offering. Net proceeds to the Company from the offering were $31.2 million. The Company has invested the proceeds realizing dividends and interest amounting to $694,000 and also realized a gain on sale of investments amounting to $280,000 during 1997. During 1996 the Company had net interest and investment income of $124,000.

  The Company's effective income tax rate in 1997 was 38.8% compared with 40.1% in 1996. The tax rate was higher in 1996, primarily as a result of expensing non-deductible purchased research and development costs for software development of an acquired business while no such costs were expensed in 1997.

                             1996 COMPARED TO 1995

  Revenue in 1996 was $26.9 million, representing an 82% increase over revenue of $14.8 million in 1995, a result of increased revenue in each of the Company's business lines. During 1996, the Company's single largest client accounted for 9.1% of revenue, down from 21.8% in 1995. The Company's five largest clients in 1996 accounted for 35% of revenue as compared to 53% of revenue in 1995.

  Consulting revenue in 1996 was $16.3 million, representing a 68% increase over consulting revenue of $9.7 million in 1995. This increase is primarily attributable to an increase in the number of billable consultants and project managers from 52 at the end of 1995 to 118 at the end of 1996, an approximate 10% increase in average billing rates and an increase in the number and size of consulting projects.

  Training revenue in 1996 was $9.4 million, representing a 96% increase over training revenue of $4.8 million in 1995. This increase is attributable to a number of factors, including the acquisition of SQLSoft in May 1996 and SofTeach in October 1996, and an increase in the number of public classes held from 194 in 1995 to 299 in 1996.

  Software revenue in 1996 was $1.2 million as compared with software revenue of $205,000 in 1995. This increase is principally the result of an increase in the sales of ARIS DFRAG and the acquisition of Noetix in October 1996, which added approximately $474,000 in revenue in the fourth quarter of 1996.

  Cost of consulting and training was $13.4 million in 1996, representing an 86% increase over cost of consulting and training of $7.2 million in 1995. This increase is primarily attributable to an increase in the number of consultants, project managers and instructors from 69 at the end of 1995 to 149 at the end of 1996. Cost of consulting and training as a percentage of combined consulting and training revenue increased from 49.3% in 1995 to 52.0% in 1996. This increase is primarily attributable to lower utilization of consultants in 1996 resulting from a large number of newly hired consultants that did not begin billing time on client projects immediately upon being hired. The lower utilization was partially offset by a 10% increase in average billing rates.

  Cost of software increased to $93,000 in 1996 from $42,000 in 1995. This increase coincides with the rise in sales of software licenses and is primarily attributable to the costs of packaging and distribution of ARIS DFRAG 4.0 and NoetixViews.

  SG&A expense was $9.4 million in 1996, representing a 109% increase over SG&A expense of $4.5 million in 1995. SG&A expense as a percentage of total revenue increased from 30.8% in 1995 to 35.1% in 1996. This increase is due primarily to the opening of four offices in Dallas, London, St. Petersburg and the metropolitan Washington, D.C. area, including expenses related to the hiring of personnel required to staff these offices and an increase in expenditures for recruitment and training of IT professionals. The number of management, sales and administrative staff increased from 46 at the end of 1995 to 101 at the end of 1996.

  In 1996, the Company had $307,000 of in-process research and development expenses related to the acquisition of Noetix and amortization of intangible assets of $118,000 related to acquisitions made by the Company in 1996.

  In each of 1995 and 1996, the Company had other income of $115,000 consisting primarily of interest income on cash and cash equivalents.

  The Company's effective income tax rate in 1996 was 40.1% compared with 35.1% in 1995. The increase in 1996 was primarily attributable to purchased research and development costs for software development of an acquired business and an increase in liability for state income tax resulting from the geographic expansion of ARIS' service offerings.

                        LIQUIDITY AND CAPITAL RESOURCES

  Operating cash flows during fiscal 1997 were favorably impacted by higher net income as a result of increased operating activities partially offset by increased working capital requirements, especially the increase in net receivables amounting to $6.2 million. The increase in receivables is due to the significant growth of the Company compared to the prior year, accounts receivable from the four companies acquired in 1997 (aggregating $2.3 million) as well as a lengthening of the collection period.

  Cash generated from operations combined with the net proceeds to the Company from its initial public offering of Common Stock has resulted in the Company holding $24.8 million in cash and investments in marketable debt securities at the end of fiscal 1997. This compares to $1.6 million at the end of fiscal 1996.

  Net cash used in investing activities in 1997, 1996 and 1995 was $18.1 million, $2.7 million and $1.4 million, respectively. Net cash spent for the acquisition of other businesses was $1.7 million in 1997, $1.4 million in 1996 and $112,000 in 1995. Capital expenditures in fiscal 1997, 1996 and 1995 were $2.2 million, $1.2 million and $911,000, respectively. The Company anticipates that capital expenditures related to expected expansion will continue in the coming year and will continue to be financed by operational cash flows generated within the year as well as utilization of invested funds, if needed.

  Net cash provided by financing activities was $24.7 million, $910,000 and $142,000 in 1997, 1996 and 1995, respectively. In June 1997 the Company sold 2,300,000 shares of its Common Stock in an initial public offering. Net proceeds to the Company from the offering were $31.2 million. The Company has invested the proceeds realizing dividends and interest amounting to $694,000 and also realized a gain on sale of investments amounting to $280,000 during 1997. Proceeds amounting to $69,000 for the exercise of options with respect to 46,569 shares of the Company's Common Stock were realized in 1997 compared to $2,000 similarly realized in 1996. Management anticipates that in 1998 cash and marketable securities will be employed for general corporate purposes including the opening of new offices, potential acquisitions of companies and other business opportunities as they may arise.

  The Company has an $8 million line of credit with US Bank, a division of First Bank Systems. The credit line provides funds for general business purposes as well as the acquisition of companies and is secured by substantially all of the Company's assets. The credit line contains various affirmative and negative covenants which require, among other things, maintenance of a certain level of working capital and a certain current ratio. The Company is in compliance with all requirements of the agreement. During 1997 the Company utilized the line of credit to acquire 415,000 shares of its Common Stock and borrowed $4 million on the line of credit. Proceeds from the Company's initial public offering were utilized to repay the borrowing in June 1997. At the end of 1997 there were no borrowings against the credit line. The credit line expires on June 1, 1998. Management anticipates that the credit line will be renewed in an amount suitable to meet its requirements upon or prior to expiration of the existing agreement.

                         NEW ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. This statement establishes new standards for reporting and displaying comprehensive income in the financial statements. In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require additional financial statement disclosure detailing the Company's comprehensive income.

  In June 1997, FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is also effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact, if any, this statement will have on disclosures in the consolidated financial statements.

       CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been discussed in the

Company's prior filings with the Securities and Exchange Commission. Management of the Company wishes to caution readers that the following important factors, among others, could in the future cause the Company's actual results to differ from those expressed in any forward-looking statements made by, or on behalf of, the Company.

RECRUITMENT AND RETENTION OF INFORMATION TECHNOLOGY PROFESSIONALS

  The Company's future success will depend in large part on its ability to attract, develop, motivate and retain highly skilled information technology ("IT") professionals, particularly project managers, consultants and instructors. Highly skilled IT professionals are in high demand and are likely to remain a limited resource for the foreseeable future. The Company competes for consultants and project managers with other consulting firms, software vendors and consumers of IT consulting services. The Company competes for instructors with other training service providers, software and hardware vendors and the in-house IT training departments of major corporations. There can be no assurance that the Company will be successful in hiring and retaining a sufficient number of IT professionals to staff its consulting projects and to meet demand for instructor-led classes.

ABILITY TO MANAGE GROWTH AND INTEGRATE ACQUISITIONS

  The Company has experienced rapid growth that has placed, and will continue to place, significant demands on its management and other resources. The Company expects to continue to hire additional personnel, open new offices and make acquisitions. To manage its growth effectively, the Company must continue to improve its operational, financial and other management processes and systems, and to attract, develop, motivate and retain highly skilled IT professionals. In addition, the Company's success depends largely on management's ability to maintain high levels of employee utilization, project and instructional quality and competitive pricing for its services. Few of the Company's senior management previously have managed a business of the Company's size or have significant prior experience managing a public company. No assurance can be given that the Company will be successful in managing its growth.

  Since 1995 the Company has pursued an aggressive growth strategy by acquiring companies in complementary service, product and geographic markets. There can be no assurance that the Company will be able to integrate any acquisition successfully into its organization. The failure to integrate any of the Company's recent or future acquisitions successfully into the Company or the inability to achieve anticipated revenue and operating results during the integration process could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION

  The Company has derived, and believes that it may continue to derive, a significant portion of its revenue from a limited number of large clients. There can be no assurance that the volume of work performed for specific clients will be sustained from year to year, or that a major client in one year will engage the Company in a subsequent year. Any significant reduction in the scope of work performed for the Company's principal clients or a number of smaller clients, the failure of anticipated projects for current clients to materialize, or deferrals, modifications or cancellations of ongoing projects by current clients could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY VENDORS OF SOFTWARE TECHNOLOGY

  The Company relies on formal and informal relationships with key providers of software technology, in particular, Microsoft, Oracle, Lotus, Novell and Sun. The Company participates in a number of Microsoft, Oracle, Lotus, Novell and Sun programs that enable the Company to obtain early information about new software products and courseware, and to benefit from the increased credibility and enhanced reputation resulting from vendor accreditation. Any significant changes to the vendor sponsored programs in which the Company participates or any deterioration in the relationship between the Company and a key vendor could result in the loss of vendor certifications, a reduction in the number of client referrals or render actions which might adversely affect the Company's ability to compete successfully.

VARIABILITY OF QUARTERLY OPERATING RESULTS

  The Company's operations and related revenue and operating results historically have varied from quarter to quarter, and the Company expects these variations to continue. Factors causing such fluctuations have included and may include: the number, size and scope of consulting projects; the contractual terms and degree of completion of such projects; project delays; variations in utilization rates and average billing rates for consultants and project managers due to vacations, holidays and the integration of newly hired consultants; the inability of the Company to conduct as many four- and five-day courses due to national holidays and vacation schedules, particularly, in the fourth quarter; frequency of training classes and demand for training following new software product releases; variations in fill rates in training classes; integration of acquired entities; and general economic conditions. Because a significant percentage of the Company's expenses, particularly personnel costs and rent, are relatively fixed in advance of any particular quarter, shortfalls in revenue caused by these and other factors may cause significant variations in operating results in any particular quarter.

PROJECT RISKS

  Most of the Company's consulting agreements permit the client to terminate an engagement without cause and without significant penalty upon 14 or fewer days' notice to the Company. Clients may from time to time terminate their agreements with the Company due to the Company's failure to meet their expectations or for other reasons. Additionally, contracts to perform services for the U.S. government may be subject to renegotiation. The termination or renegotiation of one or more engagements by the Company's clients could adversely affect revenue and operating results, damage the Company's reputation, and adversely affect its ability to attract new business.

  Additionally, the Company has undertaken and may in the future undertake fixed price consulting projects. From time to time the Company may establish a price or project schedule before the client's design specifications are completed. The Company's failure to accurately estimate the resources required for such projects or its failure to complete its contractual obligations in a manner consistent with the project plan upon which the fixed price/fixed schedule contract was based could have a material adverse effect on the profitability of such projects.

GROWTH THROUGH ACQUISITIONS

  The Company intends to continue growing through strategic acquisitions of businesses that the Company believes will complement its operations. The success of the Company's plan to grow through acquisitions depends on, among other things, the Company's ability to (i) identify and acquire businesses on terms that management considers attractive, (ii) integrate acquired businesses into its organization; and (iii) retain the acquired businesses' key personnel and principal clients. Any future acquisitions would be accompanied by the risks commonly encountered in such transactions, including difficulties associated with assimilating the personnel and operations of the acquired business, the Company's inability to achieve expected financial results or strategic goals for the acquired business, the potential disruption of the Company's ongoing business, the diversion of significant management and other resources and the maintenance of uniform standards, controls, procedures and policies. There can be no assurance that the Company will be able to identify future acquisition candidates or to successfully overcome the risks and challenges encountered in completing and integrating future acquisitions. The Company's failure or inability to implement and manage its acquisition strategy could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, future acquisitions could require the Company to issue dilutive equity securities, incur debt or contingent liabilities, and amortize expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the market for and the price of the Company's Common Stock.

RELIANCE ON KEY PERSONNEL

  The Company's continuing success will depend in large part on the continued services of a number of key employees including Paul Song, its founder, President, Chief Executive Officer and Chairman. The loss of the services of Mr. Song, certain of the Company's senior management or other key personnel could have a material adverse effect on the Company. The Company has entered into employment agreements containing non-competition, non-solicitation and non-disclosure clauses with all of its management, consultants and project managers and instructors, except Mr. Song. These contracts, however, do not guarantee that these individuals will continue their employment with the Company. In addition, there is no guarantee that the non-competition and non-solicitation provisions of these agreements would be enforced by a court if the Company were required to seek to enforce its rights thereunder. The loss of one or more of the Company's key employees to a current or potential competitor could result in the loss of existing or potential clients to such competitor adversely affecting revenues and operating income. Effective January 1, 1998, the Company terminated its "key man" life insurance policy in the amount of $2.0 million on the life of Mr. Song.

INTERNATIONAL OPERATIONS

  A substantial portion of the Company's revenue is derived from its international operations. If the Company makes other international acquisitions in the future, an even larger portion of its revenues could be derived from its international operations. The Company faces certain risks inherent in conducting business internationally, such as unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, differing employment laws and practices in foreign countries, longer payment cycles, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences. Any of these factors could adversely affect the success of the Company's international operations. There can be no assurance that such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's consolidated financial condition and results or operations. The Company may also face risks from foreign currency fluctuations. To date the Company has not entered into any forward exchange contracts or other hedging activities in anticipation of foreign currency fluctuations, but it may do so in the future.

COMPETITION

  The IT consulting industry and the IT training industry are generally regarded as separate industries, each of which is rapidly growing and highly competitive. Within each industry there are a large number of competitors, many of whom have significantly greater financial, technical, marketing and human resources and greater name recognition than the Company. The Company's principal competitors in the delivery of consulting services are the consulting vendors such as Oracle, and numerous international, national and regional IT consulting firms. The Company faces competition in the delivery of IT training services from the in-house IT departments of its prospective clients, companies such as International Business Machines and Hewlett-Packard, software vendors, other Microsoft ATECs, and independent international, national and regional training companies. The Company's software product, ARIS DFRAG, competes with system management tools distributed by BMC Software, Platinum Technology and Compuware. Although the Company believes few commercially available software products currently compete directly with the Company's other software product, NoetixViews, there can be no assurance that new competitive products will not be developed by Oracle, third-party software vendors or by in-house IT departments of the Company's current or potential clients. There can be no assurance that any future products will not achieve greater market acceptance than the Company's software products. Failure by the Company to compete successfully in the consulting or training market would have a material adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE

  The Company's success also depends in part on its ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. This may require the Company to make substantial expenditures to develop new consulting services, course titles and courseware, to hire new consultants, project managers and instructors and to acquire new software and hardware. If the

Company is unable, for financial or other reasons, to make those expenditures, hire additional qualified personnel, or make the necessary acquisitions, the Company's ability to compete effectively may be materially and adversely affected.

INTELLECTUAL PROPERTY RIGHTS

  The Company uses certain proprietary consulting and training methodologies, courseware, software applications and products, trademarks and service marks and other proprietary and intellectual property rights. The Company relies upon a combination of copyright, trademark and trade secret laws, as well as nondisclosure and other contractual arrangements, to protect these proprietary rights. The Company uses client licensing agreements and employee and third party nondisclosure and confidentiality agreements to limit access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to deter misappropriation of such rights or that the Company will be able to detect unauthorized uses and take immediate or effective steps to enforce its rights. If substantial unauthorized uses of the Company's proprietary rights were to occur the Company's could be required to engage in costly and time-consuming litigation to enforce its rights. In addition, the Company does business in countries that do not provide protection or enforcement of intellectual property rights to the same extent as the United States, and on the Internet, which is not currently subject to comprehensive regulation.

  The Company develops custom software applications and methodologies, and training courses and methodologies for third-party software products. The training courses, methodologies, and courseware are owned by the Company through agreements with employees and subcontractors, but ownership of software applications developed for clients is often assigned to the client, with the Company retaining limited use licenses. The Company also develops software application tools in the course of its consulting projects. The Company generally seeks to retain significant ownership or marketing rights for adaptation and reuse in subsequent projects. Issues relating to the ownership of and rights to use training courses and methodologies, courseware, and software applications and other tools can be complicated and there can be no assurance that disputes will not arise that affect the Company's ability to resell or reuse such products and methodologies.

  There can be no assurance that the Company's competitors will not independently develop products or methodologies functionally similar to the Company's products and methodologies, or that third parties will not claim that the Company's current or future products, courseware or services infringe their proprietary rights. Although the Company believes that its products, courseware and services do not infringe on any third-party intellectual property rights, there can be no assurance that such a claim will not be asserted against the Company in the future or that, if asserted, any such claim will be defended successfully.

CONTROL BY PRINCIPAL SHAREHOLDERS

  Paul Song, the Company's founder, President, Chief Executive Officer and Chairman, is the Company's single largest shareholder. Mr. Song's wife, Tina Song, is Vice President of Administration, directs Human Resources and Information Technology for the Company and is the Company's third largest shareholder. A family limited partnership controlled by Mr. and Mrs. Song is the Company's second largest shareholder. As of December 31, 1997, Mr. and Mrs. Song beneficially own 45.0521% of the Company's outstanding shares of Common Stock. As a result, Mr. and Mrs. Song will likely be able to control the affairs and management of the Company and the outcome of any matters requiring a shareholder vote (other than those matters for which a supermajority vote is required under Washington law or the Company's Amended and Restated Bylaws), including the election of the members of the Board of Directors. Such control could delay or prevent a change in control of the Company. Other members of Mr. Song's immediate family, including his brother, John Y. Song, Vice President of North America Education, own an aggregate of 220,000 shares of the Common Stock and options to purchase an additional 60,800 shares of Common Stock.

POTENTIAL LIABILITY TO CLIENTS

  Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's information system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company generally attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its services, there can be no assurance that the limitations of liability set forth in its service contracts will be enforceable or would otherwise protect the Company from liability for damages. The Company maintains general liability insurance coverage up to $6.0 million in the aggregate and coverage for errors and omissions up to $3.0 million in the aggregate. There can be no assurance, however, that such coverage will continue to be available on commercially reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the Company's insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company's business, financial condition and results of operations.

POTENTIAL VOLATILITY OF STOCK PRICE

  The market for securities of early stage, small market capitalization companies is volatile, often as a result of factors unrelated to an issuer's operations. The Company believes factors such as quarterly variations in operating results, changes in relationships between the Company and certain key vendors of software products, general conditions in the IT industry or the industries in which the Company's clients compete and changes in earnings estimates by securities analysts could contribute to the volatility of the price of the Company's Common Stock and cause significant price fluctuations. These factors, as well as general economic conditions, could adversely affect the market price of the Common Stock. Furthermore, securities class action litigation against issuers is not uncommon, particularly following periods of volatility in the market price of an issuer's securities. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could subject the Company to significant liabilities.

ANTI-TAKEOVER PROVISIONS

  The Company is subject to anti-takeover provisions of Chapter 23B.17 of the Washington Business Corporation Act (the "WBCA") which prohibits, subject to certain exceptions, a merger, sale of assets or liquidation of a corporation involving a 20% shareholder unless determined to be at a fair price or approved by disinterested directors or disinterested shareholders. In addition, Chapter 23B.19 of the WBCA prohibits a corporation registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") from engaging in certain significant transactions with a 10% shareholder. Significant transactions include, among others, a merger with or disposition of assets to the 10% shareholder. Further, the Company's Amended and Restated Articles of Incorporation (the "Restated Articles") provide for a classified Board of Directors with staggered, three-year terms. Also, the Board has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the preference and other rights thereof without any further vote or action by the Company's shareholders. The issuance of preferred stock, together with the effect of other anti-takeover provisions in the Restated Articles and under the WBCA, may have the effect of delaying, deferring or preventing a change in control of the Company and could limit the price that certain investors might be willing to pay in the future for the Common Stock.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  The primary market risk to which ARIS' operations are exposed is the effects of changes in foreign currency exchange rates. Income from ARIS' foreign operations is frequently denominated in foreign currencies, thereby creating exposure to changes in exchange rates. This foreign currency exposure is monitored by the Company as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The effect of changes in exchange rates on ARIS' earnings has been small relative to other factors that also affect earnings, such as sales and operating margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE IN FORM 10-K
-------------------------------------------------------------------------------
Consolidated Income Statements--years ended December 31,
 1995, 1996 and 1997                                                   21
-------------------------------------------------------------------------------
Consolidated Balance Sheets--December 31, 1996 and 1997                22
-------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity--years ended
 December 31, 1995, 1996 and 1997                                      23
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flow--years ended December
 31, 1995, 1996 and 1997                                               24
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                          25-39
-------------------------------------------------------------------------------
Report of Price Waterhouse LLP, Independent Auditors                   40

--------------------------------------------------------------------------------

                                ARIS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31,
                                             1995       1996         1997
Revenues, net:
  Consulting                              $9,725,000 $16,312,000  $29,999,000
  Training                                 4,821,000   9,385,000   21,476,000
  Software                                   205,000   1,201,000    3,656,000
                                          ---------- -----------  -----------
    Total revenues                        14,751,000  26,898,000   55,131,000
                                          ---------- -----------  -----------
Cost of sales:
  Consulting and training                  7,176,000  13,353,000   25,460,000
  Software                                    42,000      93,000      322,000
                                          ---------- -----------  -----------
    Total cost of sales                    7,218,000  13,446,000   25,782,000
                                          ---------- -----------  -----------
  Gross profit                             7,533,000  13,452,000   29,349,000
Selling, general and administrative
 expense                                   4,548,000   9,434,000   20,787,000
Amortization of intangible assets              4,000     118,000      380,000
Research and development expense                         307,000
Acquisition expenses                                     347,000      428,000
                                          ---------- -----------  -----------
    Income from operations                 2,981,000   3,246,000    7,754,000
                                          ---------- -----------  -----------
Other income (expense):
  Investment income                           57,000      89,000      280,000
  Interest income, net                        18,000      35,000      694,000
  Other                                       40,000      (9,000)       1,000
                                          ---------- -----------  -----------
                                             115,000     115,000      975,000
                                          ---------- -----------  -----------
Income before income tax                   3,096,000   3,361,000    8,729,000
Income tax expense                         1,086,000   1,347,000    3,384,000
                                          ---------- -----------  -----------
Net income                                $2,010,000 $ 2,014,000  $ 5,345,000
                                          ========== ===========  ===========
Basic earnings per share                  $     0.30 $      0.28  $      0.61
                                          ========== ===========  ===========
Weighted average number of common shares
 outstanding                               6,777,000   7,261,000    8,726,000
                                          ========== ===========  ===========
Diluted earnings per share                $     0.29 $      0.27  $      0.57
                                          ========== ===========  ===========
Weighted average number of common and
 common equivalent shares outstanding      7,012,000   7,403,000    9,444,000
                                          ========== ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                ARIS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                        1996        1997
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents                          $   177,000 $ 9,388,000
  Investments in marketable securities                 1,396,000  15,464,000
  Accounts receivable, net of allowance for doubtful
   accounts of $300,000 and $642,000                   5,169,000  11,359,000
  Consulting contracts in progress                       428,000     618,000
  Income tax receivable                                  186,000
  Prepaid expenses and other assets                      438,000   1,649,000
                                                     ----------- -----------
    Total current assets                               7,794,000  38,478,000
                                                     ----------- -----------
Property and equipment, net                            2,517,000   5,397,000
                                                     ----------- -----------
Intangible and other assets, net                       2,645,000   8,095,000
                                                     ----------- -----------
    Total assets                                     $12,956,000 $51,970,000
                                                     =========== ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable                                   $   787,000 $ 2,331,000
  Accrued payroll                                        902,000   2,077,000
  Other accrued expenses                                 294,000     633,000
  Notes payable                                        1,500,000
  Deferred revenue                                       199,000   1,405,000
  Income tax payable                                                  51,000
  Deferred income taxes                                  351,000      29,000
                                                     ----------- -----------
    Total current liabilities                          4,033,000   6,526,000
                                                     ----------- -----------
Deferred income taxes                                    713,000     526,000
                                                     ----------- -----------
Commitments and contingencies (Note 9):
Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized; none
   issued and outstanding                                    --          --
  Common stock, no par value; 100,000,000 shares au-
   thorized                                                  --          --
  Additional paid-in-capital                           1,943,000  37,504,000
  Retained earnings                                    6,042,000   7,481,000
  Net unrealized holding gain (loss) on investments      225,000     (63,000)
  Cumulative foreign currency translation adjustment                  (4,000)
                                                     ----------- -----------
    Total shareholders' equity                         8,210,000  44,918,000
                                                     ----------- -----------
    Total liabilities and shareholders' equity       $12,956,000 $51,970,000
                                                     =========== ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                ARIS CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                          NET
                                                                      UNREALIZED  CUMULATIVE
                           COMMON                                       HOLDING     FOREIGN
                            STOCK           ADDITIONAL                GAIN (LOSS)  CURRENCY       TOTAL
                           SHARES            PAID-IN-     RETAINED        ON      TRANSLATION SHAREHOLDERS'
                           ISSUED    AMOUNT   CAPITAL     EARNINGS    INVESTMENTS ADJUSTMENT     EQUITY
BALANCE AT DECEMBER 31,
 1994                     4,200,000  $ --   $    14,000  $ 2,018,000   $  84,000               $ 2,116,000
 Shares issued in
  acquisition             1,400,000             263,000                                            263,000
 Stock options exercised  1,191,000              64,000                                             64,000
 Tax benefit related to
  stock options
  exercised                                      78,000                                             78,000
 Net income                                                2,010,000                             2,010,000
 Unrealized holding gain
  on investments                                                         111,000                   111,000
                          ---------  -----  -----------  -----------   ---------               -----------
BALANCE AT DECEMBER 31,
 1995                     6,791,000    --       419,000    4,028,000     195,000                 4,642,000
 Shares issued in
  acquisition               790,900           1,614,000                                          1,614,000
 Stock redemption           (40,000)           (100,000)                                          (100,000)
 Stock options exercised     14,000               2,000                                              2,000
 Tax benefit related to
  stock options
  exercised                                       8,000                                              8,000
 Net income                                                2,014,000                             2,014,000
 Unrealized holding gain
  on investments                                                          30,000                    30,000
                          ---------  -----  -----------  -----------   ---------               -----------
BALANCE AT DECEMBER 31,
 1996                     7,555,900    --     1,943,000    6,042,000     225,000                 8,210,000
 Shares issued in
  initial public
  offering, net of
  offering costs          2,300,000          31,242,000                                         31,242,000
 Shares and warrants
  issued in acquisitions    434,381           4,371,000                                          4,371,000
 Stock redemption          (415,000)           (121,000)  (3,906,000)                           (4,027,000)
 Stock options exercised     46,569              69,000                                             69,000
 Unrealized holding loss
  on investments                                                         (63,000)                  (63,000)
 Realization of holding
  gain upon sale of
  investments                                                           (225,000)                 (225,000)
 Foreign currency
  translation adjustment                                                            $(4,000)        (4,000)
 Net income                                                5,345,000                             5,345,000
                          ---------  -----  -----------  -----------   ---------    -------    -----------
BALANCE AT DECEMBER 31,
 1997                     9,921,850  $ --   $37,504,000  $ 7,481,000   $ (63,000)   $(4,000)   $44,918,000
                          =========  =====  ===========  ===========   =========    =======    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                ARIS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                           1995         1996          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $ 2,010,000  $ 2,014,000  $  5,345,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           201,000      661,000     1,627,000
    (Gain) loss on sale of property and
     equipment                              (18,000)       6,000
    Gain on sale of investments                                       (280,000)
    Purchased research and development                   307,000
    Changes in assets and liabilities
     net of effects of acquisitions:
    (Increase) in accounts receivable      (484,000)  (1,548,000)   (3,895,000)
    (Increase) in consulting contracts
     in progress                            (49,000)    (408,000)     (164,000)
    (Increase) decrease in income tax
     receivable                                         (186,000)      186,000
    (Increase) in prepaid expenses and
     other assets                           (36,000)     (21,000)     (933,000)
    Increase (decrease) in accounts
     payable                               (178,000)     140,000       (68,000)
    Increase in accrued expenses            116,000      704,000       377,000
    Increase (decrease) in deferred
     revenue                                124,000     (363,000)      654,000
    Increase (decrease) in income taxes
     payable                                320,000     (383,000)     (101,000)
    Increase (decrease) in deferred
     taxes                                  196,000     (217,000)     (160,000)
                                        -----------  -----------  ------------
      Net cash provided by operating
       activities                         2,202,000      706,000     2,588,000
                                        -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                 (381,000)    (462,000)  (32,436,000)
  Sales of investments                                   362,000    18,204,000
  Purchase of property and equipment       (911,000)  (1,196,000)   (2,165,000)
  Acquisition of businesses, net of
   cash acquired                           (112,000)  (1,427,000)   (1,726,000)
  Proceeds from sale of property and
   equipment                                 27,000       43,000
                                        -----------  -----------  ------------
      Net cash used in investing
       activities                        (1,377,000)  (2,680,000)  (18,123,000)
                                        -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public
   offering, net of offering costs                                  31,242,000
  Stock options exercised                    64,000        2,000        69,000
  Repurchase of common stock                            (100,000)   (4,027,000)
  Tax benefit related to stock options
   exercised                                 78,000        8,000
  Payments on borrowings                                (500,000)  (12,363,000)
  Proceeds from borrowings                             1,500,000     9,825,000
                                        -----------  -----------  ------------
      Net cash provided by financing
       activities                           142,000      910,000    24,746,000
                                        -----------  -----------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                           967,000   (1,064,000)    9,211,000
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                    274,000    1,241,000       177,000
                                        -----------  -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR                                   $ 1,241,000  $   177,000  $  9,388,000
                                        ===========  ===========  ============

              See Note 14 for supplemental cash flow information.

  The accompanying notes are an integral part of these consolidated financial statements.

                               ARIS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

  ARIS Corporation (the Company) provides a range of information technology consulting services including database management, enterprise resource planning, custom applications development and packaged applications implementation and training to clients worldwide, with offices in Seattle and Bellevue, Washington; Beaverton, Oregon; Denver, Colorado; Dallas, Texas; Fairfax, Virginia; St. Petersburg, Florida, Bloomington, Minnesota; New York, New York; and Oxford, Birmingham and London, England. The Company also develops niche software programs which it has licensed in the United States and Europe.

  The Company utilizes the significant accounting policies summarized below in preparing its financial statements.

CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include short-term investments with an original maturity of three months or less.

INVESTMENT SECURITIES

  The Company's investment securities at December 31, 1996 and 1997 are classified as available-for-sale and are recorded at fair value. Fair value is based upon quoted market prices. The increase or decrease in market value from period to period relating to available-for-sale marketable securities, net of deferred income tax, is included as a separate component of shareholders' equity. Cost of securities sold is determined using the specific identification method.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements are capitalized. For financial reporting purposes, depreciation is provided using the straight-line method over the estimated useful lives of depreciable assets. Estimated useful lives of property and equipment range from three to eight years.

INTANGIBLE ASSETS

  Intangible assets include the cost of business acquisitions allocated to capitalized software, non-compete agreements and goodwill which are amortized over approximately three years for capitalized software,

                               ARIS CORPORATION
approximately two years for non-compete agreements and fifteen years for goodwill. Capitalized software amortization is computed as described below while the straight-line method is used for other intangible assets.

  The carrying value of intangible assets is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of the expected future net cash flows is less than book value in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

SOFTWARE DEVELOPMENT COSTS

  Software development costs incurred in conjunction with product development are charged to product development expense until technological feasibility is established. Thereafter, through general release of product, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the on-going assessment of the recoverability of costs require considerable judgment by the Company with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in the software and hardware technology. After consideration of the above factors, the Company amortizes capitalized software costs at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues, or (b) the straight-line method over the remaining estimated economic life of the product.

RESEARCH AND DEVELOPMENT

  Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The costs of business acquisitions allocated to in-process research and development are expensed immediately.

REVENUE RECOGNITION

 Time and Material Consulting Contracts

  The Company recognizes revenue as services are rendered.

 Fixed-price Consulting Contracts

  Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the cost incurred to date to estimated total costs for the contract. This method is used because management considers expended costs to be the best available measure of contract performance. Contract costs include all direct labor, material and any other costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

EDUCATION AND TRAINING

Tuition revenue is recognized on the last day the class is held.

                               ARIS CORPORATION

SOFTWARE

  The Company accounts for software revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1, Software Revenue Recognition. Revenues earned under software license agreements with end users are generally recognized when the software has been shipped, collectibility is probable, and there are no significant obligations remaining.

  The Company initially defers revenue on the sale of extended software service contracts which is then recognized on a straight-line basis over the life of the contract period.

INCOME TAXES

  Provision for income taxes has been recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under the liability method of SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

ADVERTISING COSTS

  Advertising costs are expensed as incurred. Advertising expenses amounted to $95,000, $80,000 and $193,000 in 1995, 1996 and 1997, respectively.

FOREIGN CURRENCY TRANSLATIONS

  The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (SFAS 52). Under the provisions of SFAS 52, all assets and liabilities in the balance sheet of the foreign subsidiary, whose functional currency is the U.K. Pound Sterling, are translated at year-end exchange rates, profit and loss accounts are translated at average exchange rates prevailing during the period and translation gains and losses are accumulated in a separate component of shareholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of cash and cash equivalents and other current assets and liabilities such as accounts receivable, accounts payable and accrued liabilities as presented in the consolidated financial statements approximates fair value based on the short-term nature of these instruments. Investments in marketable securities are carried at fair value in the accompanying consolidated balance sheet.

STOCK-BASED COMPENSATION

  In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning in 1996. Under the provisions of this Statement, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25 or the fair value method described in Statement No. 123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income. The Company has elected to continue accounting for its employee stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25. Stock-based awards granted to other than employees are valued at fair market value on the date of grant.

                               ARIS CORPORATION

NET INCOME PER SHARE

  Statement of Financial Accounting Standards No. 128 (SFAS 128) was issued in February 1997. This pronouncement modifies the calculation and disclosure of earnings per share and was adopted by the Company during 1997. Under the provisions of SFAS 128, basic earnings per share is calculated as income available to common stockholders divided by the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods, including options and warrants computed using the treasury stock method. All earnings per share amounts from prior periods have been restated to reflect the adoption of SFAS 128.

YEAR 2000

  The Company has conducted a review of its data management systems and has determined that no significant modifications are necessary to existing systems to allow them to properly process data during year 2000 and thereafter.

2. ACQUISITIONS

  The Company has embarked upon an acquisition program which included the acquisition of one company during 1995, three companies during 1996 and four companies during 1997. All of these acquisitions have been accounted for by the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on management's estimates, arms-length negotiations with the sellers and in some cases, independent appraisals. The common stock issued as consideration in these acquisitions has been recorded at its estimated fair value at the date the acquisition was announced. The results of operations of the acquired companies have been included in consolidated results of operations of the Company from the date of the acquisitions. The following is a description of the terms of the various acquisitions:

1995

  On January 1, 1995, the Company acquired the stock of Clarity, Inc., a training company based in Bellevue, Washington in exchange for 1,400,000 shares of the Company's common stock and cash.

  A summary of assets acquired, liabilities assumed and purchase price paid is as follows:

     Consideration:
       Cash                   $117,000
       Value of common stock   263,000
                              --------
                              $380,000
                              ========

  The cost allocated to Clarity Inc.'s assets and liabilities at the date of the acquisition is as follows:

     Cash                                      $   5,000
     Accounts receivable                         300,000
     Prepaid and other current assets             76,000
     Goodwill                                     64,000
     Property and equipment                      185,000
     Accounts payable and accrued liabilities   (250,000)
                                               ---------
                                               $ 380,000
                                               =========

                               ARIS CORPORATION

1996

  On May 1, 1996, the Company acquired the stock of SQLSoft, Inc., a training company based in Bellevue, Washington in exchange for 707,900 shares of the Company's common stock.

  On October 1, 1996, the Company acquired the assets and liabilities of SofTeach Corporation, a training company based in Denver, Colorado in exchange for 42,000 shares of the Company's common stock and a combination of notes payable and cash.

  On October 1, 1996, the Company acquired the stock of Noetix Corporation, a software development company which develops software modules which interface with Oracle database applications software in exchange for 40,000 shares of the Company's common stock and cash.

  A summary of assets acquired, liabilities assumed and purchase price paid for the 1996 acquisitions is as follows:

                            SQLSOFT, INC. SOFTEACH CORP. NOETIX CORP.
   Consideration:
     Cash                                   $  750,000    $  835,000
     Note Payable                              500,000
     Value of common stock   $1,317,000        152,000       145,000
     Acquisition Costs                                        26,000
                             ----------     ----------    ----------
                             $1,317,000     $1,402,000    $1,006,000
                             ==========     ==========    ==========

  The cost allocated to the assets and liabilities at the date of the acquisition is as follows:

                                     SQLSOFT, INC. SOFTEACH CORP. NOETIX CORP.
   Cash                               $   60,000     $  124,000
   Accounts receivable                   537,000         73,000    $  273,000
   Prepaid and other current assets       73,000         35,000
   Intangible assets:
     Software technology--completed                                   384,000
     Software technology--in
      progress
      (Charged to research and
      development expense)                                            307,000
     Non-compete agreements                                           150,000
     Goodwill                            942,000        956,000       260,000
   Property and equipment                464,000        226,000         9,000
   Accounts payable and accrued
    liabilities                         (759,000)       (12,000)     (377,000)
                                      ----------     ----------    ----------
                                      $1,317,000     $1,402,000    $1,006,000
                                      ==========     ==========    ==========

1997

  On February 28, 1997, the Company acquired the stock of Oxford Computer Group Limited (Oxford), a company that provides information technology consulting and training services with offices in Oxford, London and Birmingham in exchange for 280,000 shares of unregistered common stock.

  On October 1, 1997, the Company acquired the stock of Enterprise Computing Inc. (doing business as Buller Owens and Associates (Enterprise)), an information technology training company located in New York,

                               ARIS CORPORATION

New York, in exchange for 62,531 shares of unregistered common stock, 20,844 stock purchase warrants and cash of $1,560,000. In connection with the acquisition of Enterprise, the Company entered into a $500,000 earn-out agreement with the former shareholders based on attainment of certain future financial goals.

  On November 1, 1997, the Company acquired the stock of Agiliti, Inc., an information technology training company located in Bloomington, Minnesota, in exchange for 50,941 shares of unregistered common stock.

  On November 1, 1997, the Company acquired the stock of Absolute!, Inc., an information technology training company located in Dallas, Texas, in exchange for 40,909 shares of unregistered common stock and cash of $100,000. In connection with the acquisition of Absolute!, the Company entered into a $500,000 earn-out agreement with the former shareholder based on attainment of certain future financial goals.

  A summary of assets acquired, liabilities assumed and purchase price paid for the 1997 acquisitions is as follows:

                              OXFORD   ENTERPRISE AGILITI  ABSOLUTE!
   Consideration:
     Cash                              $1,560,000          $100,000
     Value of common stock  $1,400,000  1,125,000 $950,000  709,000
     Value of Warrrants                   187,000
     Acquisition costs          96,000              15,000
                            ---------- ---------- -------- --------
                            $1,496,000 $2,872,000 $965,000 $809,000
                            ========== ========== ======== ========

  The cost allocated to the assets and liabilities at the date of the acquisition is as follows:

                                OXFORD     ENTERPRISE   AGILITI    ABSOLUTE!
   Cash                       $     5,000                          $  40,000
   Accounts receivable          1,140,000  $  365,000  $  493,000    297,000
   Prepaid and other current
    assets                        337,000      39,000      70,000      8,000
   Goodwill                     1,095,000   2,672,000   1,066,000    902,000
   Property and equipment       1,283,000     212,000     350,000     60,000
   Notes payable                                         (930,000)   (76,000)
   Accounts payable and
    accrued liabilities        (2,364,000)   (416,000)    (84,000)  (422,000)
                              -----------  ----------  ----------  ---------
                              $ 1,496,000  $2,872,000  $  965,000  $ 809,000
                              ===========  ==========  ==========  =========

                               ARIS CORPORATION

  The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the entities acquired in 1996 and 1997 had been acquired as of the beginning of the periods presented, including the impact of certain adjustments:

                                     YEAR ENDED DECEMBER 31,
                                 1995(1)     1996(2)     1997(3)
   Net sales                   $21,003,000 $43,235,000 $63,427,000
   Net income                  $ 2,220,000 $ 2,079,000 $ 4,934,000
   Basic earnings per share    $       .29 $       .26 $       .55
   Diluted earnings per share  $       .28 $       .26 $       .51

--------
(1) Adjusted to include the results of operations of SQLSoft, Inc., SofTeach Corporation and Noetix Corporation for the year ended December 31, 1995, including the impact of certain adjustments.
(2) Adjusted to include the results of operations of SQLSoft, Inc., SofTeach Corporation and Noetix Corporation prior to acquisition and the results of operations of Oxford, Enterprise, Agiliti and Absolute! for the year ended December 31, 1996, including the impact of certain adjustments.
(3) Adjusted to include the results of operations of Oxford, Enterprise, Agiliti and Absolute! prior to acquisition, including the impact of certain adjustments.

  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the years presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

  The company recorded expenses associated with acquisition of businesses during 1996 and 1997 of $347,000 and $428,000, respectively. Costs were primarily for professional fees and expenditures to facilitate integration of business systems of acquired businesses with the Company following the mergers. Additional charges are expected to be recognized in subsequent reporting periods as businesses acquired during 1997 are further integrated. During 1996 the Company expensed $307,000 of in-process research and development costs following the acquisition of Noetix Corporation.

3. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                       DECEMBER 31,
                                      1996        1997
   Computer equipment              $2,528,000  $5,114,000
   Furniture and fixtures             503,000   1,159,000
   Software                           157,000     250,000
   Other                              166,000     870,000
                                   ----------  ----------
                                    3,354,000   7,393,000
   Less: Accumulated depreciation    (837,000) (1,996,000)
                                   ----------  ----------
                                   $2,517,000  $5,397,000
                                   ==========  ==========

                               ARIS CORPORATION

4. INTANGIBLE AND OTHER ASSETS

  Intangible and other assets consist of the following:

                                                       DECEMBER 31,
                                                     1996        1997
   Goodwill                                       $2,222,000  $ 7,957,000
   Capitalized software costs                        430,000      430,000
   Non-compete agreements                            150,000      150,000
   Prepaids and other                                403,000    1,828,000
                                                  ----------  -----------
                                                   3,205,000   10,365,000
   Less: Accumulated amortization                   (122,000)    (621,000)
                                                  ----------  -----------
                                                   3,083,000    9,744,000
   Less: Current portion                            (438,000)  (1,649,000)
                                                  ----------  -----------
   Total noncurrent intangibles and other assets  $2,645,000  $ 8,095,000
                                                  ==========  ===========

5. INVESTMENTS

  Investments in marketable securities at December 31, 1996 and 1997 consist of mutual fund investments totaling $1,396,000 and investments in debt securities totaling $15,464,000, respectively. These investments have been classified as available-for-sale and, accordingly, the excess of fair value over cost, net of tax, has been included as a separate component of shareholders' equity at December 31, 1996 and 1997. The debt securities held at December 31, 1997 have maturities ranging from April 1998 to December 1998.

6. MAJOR CUSTOMERS

  During 1995 and 1996, the Company had consulting sales to one customer that aggregated 22% and 9%, respectively, of total revenue. Accounts receivable related to this customer were 22% and 7% of total accounts receivable at December 31, 1995 and 1996, respectively. No single customer accounted for more than 7% of total revenues in 1997.

  Prior to the Company's initial public offering described in Note 10, the Company qualified as a minority-owned enterprise under the Section 8(a) program administered by the U.S. Small Business Administration. Total Section 8(a) sales were $2,051,000 and $2,430,000 during 1995 and 1996, respectively. Subsequent to the initial public offering, the Company no longer qualifies under Section 8(a).

                               ARIS CORPORATION

7. INCOME TAXES

  Income tax expense consists of the following:

                          YEAR ENDED DECEMBER 31,
                         1995       1996        1997
   Current:
     Federal          $  763,000 $1,429,000  $3,023,000
     State                40,000    110,000     328,000
     Foreign                                    209,000
                      ---------- ----------  ----------
                         803,000  1,539,000   3,560,000
                      ---------- ----------  ----------
   Deferred:
     Federal             264,000   (204,000)   (129,000)
     State                19,000     12,000     (19,000)
     Foreign                                    (28,000)
                      ---------- ----------  ----------
                         283,000   (192,000)   (176,000)
                      ---------- ----------  ----------
   Total tax expense  $1,086,000 $1,347,000  $3,384,000
                      ========== ==========  ==========

  Pretax operating results of the Company's foreign subsidiary are income of $516,000 in 1997.

  The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the consolidated statements of income are as follows:

                                              YEAR ENDED DECEMBER 31,
                                             1995        1996        1997
   Statutory federal income tax rate      $1,053,000  $1,143,000  $2,968,000
   Goodwill                                    1,000      17,000      66,000
   State income taxes, net of federal
    income tax benefit                        39,000      80,000     204,000
   Purchased research and development                    104,000
   Nondeductible meals and entertainment       8,000      32,000      53,000
   Other                                     (15,000)    (29,000)     93,000
                                          ----------  ----------  ----------
                                          $1,086,000  $1,347,000  $3,384,000
                                          ==========  ==========  ==========

                               ARIS CORPORATION

  Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                             1996      1997
   Adjustments to cash basis accounting for tax purposes  $  672,000 $553,000
   Depreciation and amortization                             333,000  300,000
   Unrealized gain on marketable securities                  124,000
   Intangible assets                                                  106,000
   Other                                                       1,000
                                                          ---------- --------
     Gross deferred tax liabilities                        1,130,000  959,000
                                                          ---------- --------
   Bad debt allowance                                          8,000  180,000
   Accrued vacation and bonuses                               39,000   76,000
   Research and development credit                            19,000
   Unrealized loss on marketable securities                            40,000
   NOL carry-forward                                                  108,000
                                                          ---------- --------
     Gross deferred tax assets                                66,000  404,000
                                                          ---------- --------
                                                          $1,064,000 $555,000
                                                          ========== ========

8. DEBT

  At December 31, 1997, the Company had an $8,000,000 line of credit which is collateralized by substantially all of the Company's assets. All of this line was available at December 31, 1997. Borrowings against the line of credit will bear interest at the lender's prime rate. The amounts outstanding at December 31, 1996 under the Company's line of credit and the notes payable were repaid during 1997 with proceeds from the Company's initial public offering.

9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

  The Company rents all its office space under non-cancelable operating leases with initial terms in excess of one year. Future minimum rental commitments under operating leases for years ending December 31 are as follows:

   1998        $1,759,000
   1999         1,490,000
   2000         1,492,000
   2001         1,373,000
   2002           933,000
   Thereafter     597,000
               ----------
               $7,644,000
               ==========

  Rent expense for 1995, 1996 and 1997 was $253,000, $702,000 and $1,778,000,
respectively.

  Subsequent to year end the Company entered into an agreement to purchase an unfinished building for approximately $4,300,000. Management estimates that the Company will invest an additional $800,000 to complete the building. The building will serve as the corporate headquarters.

                               ARIS CORPORATION

LEGAL PROCEEDINGS

  The Company is involved in certain legal proceedings that have arisen in the normal course of business. Based on the advice of legal counsel, management does not anticipate that these matters will have a material effect on the Company's consolidated financial position or results of operations.

10. SHAREHOLDERS' EQUITY

  In June 1997, ARIS completed an initial public offering of 2,300,000 shares of common stock with net proceeds of approximately $31,242,000.

  In November 1997, the Company adopted the ARIS Corporation 1998 Employee Stock Purchase Plan (the Stock Purchase Plan), which permits employees of the Company to purchase common stock through payroll deductions at 85% of market value each six months beginning January 1 and July 1. All full-time employees of the Company are eligible to participate in the Stock Purchase Plan. An aggregate of 300,000 shares of common stock has been authorized for issuance under the Stock Purchase Plan. No shares were purchased as of December 31, 1997.

11. EARNINGS PER SHARE

  The difference between the weighted-average number of common shares outstanding used to calculate basic earnings per share and the weighted-average number of common and common equivalent shares outstanding used to calculate diluted earnings per share is the incremental shares attributed to outstanding options and warrants to purchase common stock computed using the treasury stock method.

                                                 YEAR ENDED DECEMBER 31,
                                                1995      1996      1997
Weighted-average number of common shares
 outstanding                                  6,777,000 7,261,000 8,726,000
                                              --------- --------- ---------
Effect of dilutive securities:
  Warrants                                                            3,215
  Options                                       235,000   142,000   714,785
                                              --------- --------- ---------
                                                235,000   142,000   718,000
                                              --------- --------- ---------
Weighted-average number of common and common
 equivalent shares outstanding                7,012,000 7,403,000 9,444,000
                                              ========= ========= =========

  Options to purchase 50,100 shares of common stock at prices ranging from $23.75 to $31.38 per share were outstanding during the second half of 1997 but were not included in the computation of diluted earnings per share for 1997 because the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2007, were still outstanding at December 31, 1997.

12. STOCK OPTIONS AND WARRANTS

  Prior to January 1995, the Company from time to time granted non-qualified stock options to key employees. These grants were not part of any formal plan.

  In January 1995, the Company adopted the ARIS Corporation 1995 Stock Option Plan (the 1995 Plan) which provides for the granting of qualified or non-qualified stock options to employees, directors, officers and certain non-employees of the Company as determined by the Plan Administrator. The Company authorized

                               ARIS CORPORATION

1,600,000 shares of its common stock for issuance under the 1995 Plan. The date of grant, option price, vesting period and other terms specific to options granted under the 1995 Plan are to be determined by the Plan Administrator. The option price for stock options granted is based on the fair market value of the Company's stock on the date of grant. Options granted under the 1995 Plan expire seven years from the date of grant and vest over periods of up to four years. The Company ended grants under the 1995 Plan in March 1997.

  In March 1997, the Company adopted the ARIS Corporation 1997 Stock Option Plan (the 1997 Plan) which provides for the granting of qualified or non-qualified stock options to employees, directors, officers and non-employee directors of the Company as determined by the Plan Administrator. The Company authorized 2,000,000 shares of its common stock for issuance under the 1997 Plan, subject to certain adjustments, reduced by the number of shares that have been granted and have not subsequently become available for grant under the 1995 Plan. The 1997 Plan provides for automatic, non-discretionary grants of 5,000 non-qualified stock options to non-employee directors for each year of service. For all other grants under the 1997 Plan, the date of grant, option price, vesting period and other terms specific to options granted under the 1997 Plan are to be determined by the Plan Administrator. The option price for stock options granted is based on the fair market value of the Company's stock on the date of grant. Options granted under the 1997 Plan expire ten years from the date of grant and vest over periods of up to four years.

  In connection with the acquisition of Enterprise as discussed in Note 2, the Company issued 20,844 warrants with an exercise price of $23.988 and a fair value of $8.95 during 1997. Additionally, during 1997 the Company issued 4,000 warrants with an exercise price of $10.00 to certain consultants of the Company.

  A summary of the activity for non-qualified stock options granted prior to 1995, the 1995 Stock Option Plan, and the 1997 Stock Option Plan is presented below:

                                  1995                1996                1997
                          --------------------- ------------------ --------------------
                                      WEIGHTED-          WEIGHTED-            WEIGHTED-
                                       AVERAGE            AVERAGE              AVERAGE
                                      EXERCISE           EXERCISE             EXERCISE
                            SHARES      PRICE   SHARES     PRICE    SHARES      PRICE
Outstanding at beginning
 of year                   1,205,000    $0.05   134,000    $0.30     354,000   $ 2.12
Granted                      120,000     0.34   262,000     2.79   1,255,000    11.32
Exercised                 (1,191,000)    0.05   (14,000)    0.09     (47,000)    1.47
Forfeited                                       (28,000)    0.78     (95,000)    7.98
                          ----------            -------            ---------
Outstanding at end of
 year                        134,000     0.30   354,000     2.12   1,467,000     9.63
                          ==========            =======            =========
Options exercisable at
 year-end                    111,000     .029   118,000     .067     162,000     1.10
                          ==========            =======            =========
Weighted-average fair
 value of options
 granted during the year       $0.08              $0.50                $4.81

  The following table summarizes information about stock options outstanding at December 31, 1997:

                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
     -------------------------------------------------------------------------
                                    WEIGHTED-
                                     AVERAGE   WEIGHTED-             WEIGHTED-
                                    REMAINING   AVERAGE               AVERAGE
        RANGE OF         NUMBER    CONTRACTUAL EXERCISE    NUMBER    EXERCISE
     EXERCISE PRICES   OUTSTANDING    LIFE       PRICE   EXERCISABLE   PRICE
     $  .19 - $ 3.62     281,000      5.19      $ 1.74     162,000     $1.10
     $ 5.00 - $ 9.40     831,000      6.23      $ 6.66         --        --
     $13.00 - $31.38     355,000      9.71      $22.79         --        --

                               ARIS CORPORATION

  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock options issued to employees. Had compensation cost for the Plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per share would have been as follows:

                                   YEAR ENDED DECEMBER 31,
                               --------------------------------
                                  1995       1996       1997
                               ---------- ---------- ----------
   Net income                  $2,008,000 $1,993,000 $4,937,000
   Basic earnings per share           .30        .27        .57
   Diluted earnings per share         .29        .27        .52

  The fair value of the options granted was calculated using an option-pricing model with the following assumptions: dividend yield of zero percent, volatility of zero percent for periods prior to the initial public offering and a volatility of 59.32% for the post-initial public offering period, risk free interest rate ranging from 5.36% to 7.05%, and an expected life of 4.75 years.

13. PROFIT SHARING PLAN

  The Company maintains a qualified defined contribution profit sharing 401(k) plan which covers full time employees with one month of service. Employer contributions to the plan are discretionary. There were no employer contributions to the plan for 1995, 1996 or 1997.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

  The Company paid interest of $3,000, $34,000 and $144,000 during 1995, 1996 and 1997, respectively. The Company paid $423,000, $2,123,000 and $3,320,000 in income taxes during 1995, 1996 and 1997, respectively.

  As more fully described in Note 2, the Company acquired SQLSoft, Inc., SofTeach Corporation, Noetix Corporation, Oxford, Enterprise, Agiliti and Absolute! in exchange for a combination of stock, cash and notes payable.

15. OPERATING BUSINESS GROUPS

  The Company is engaged in three distinct businesses consisting of database consulting services, information technology training and software sales. Total revenue by segment represents sales to unaffiliated customers. Inter-segment sales are not material. Operating profit represents total revenue less operating expenses. In computing operating profit none of the following items has been added or deducted: general corporate expenses, interest income or expense or income taxes.

  Identifiable assets are those assets used in the operations of each industry segment. Corporate assets primarily consist of cash, investments and certain prepaid expenses.

                                ARIS CORPORATION

  Summarized financial information by business group for 1995, 1996 and 1997 is as follows:

                          CONSULTING   TRAINING    SOFTWARE
                             GROUP       GROUP      GROUP      CORPORATE      TOTAL
1995:
Revenue                   $ 9,725,000 $ 4,821,000 $  205,000               $14,751,000
Operating profit          $ 3,645,000 $ 1,161,000 $  (22,000) $(1,803,000) $ 2,981,000
Identifiable assets       $ 2,740,000 $ 1,189,000 $   16,000  $ 2,898,000  $ 6,843,000
Depreciation and amorti-
 zation                   $    58,000 $   127,000 $    4,000  $    12,000  $   201,000
Capital expenditures      $   201,000 $   500,000 $    6,000  $   204,000  $   911,000
1996:
Revenue                   $16,312,000 $ 9,385,000 $1,201,000               $26,898,000
Operating profit          $ 3,884,000 $ 1,381,000 $ (325,000) $(1,694,000) $ 3,246,000
Identifiable assets       $ 5,437,000 $ 3,880,000 $1,659,000  $ 1,980,000  $12,956,000
Depreciation and amorti-
 zation                   $    26,000 $   439,000 $   68,000  $   128,000  $   661,000
Capital expenditures      $    28,000 $ 1,001,000 $   31,000  $   136,000  $ 1,196,000
1997:
Revenue                   $29,999,000 $21,476,000 $3,656,000               $55,131,000
Operating profit          $ 7,805,000 $ 3,041,000 $  990,000  $(4,082,000) $ 7,754,000
Identifiable assets       $ 7,842,000 $15,566,000 $2,193,000  $26,369,000  $51,970,000
Depreciation and amorti-
 zation                   $    79,000 $ 1,128,000 $  245,000  $   175,000  $ 1,627,000
Capital expenditures      $   380,000 $ 1,411,000 $  105,000  $   269,000  $ 2,165,000

16. GEOGRAPHIC SEGMENT INFORMATION

  Major operations outside the United States comprise Oxford, which was purchased by the Company in 1997. Certain information regarding operations in this geographic segment is presented in the table below. Intercompany sales between Oxford and ARIS are not material.

                            AS OF AND FOR THE YEAR ENDED
                                 DECEMBER 31, 1997
                        ------------------------------------
                        UNITED STATES   EUROPE      TOTAL
   Net sales             $45,868,000  $9,263,000 $55,131,000

   Operating profit      $ 7,192,000  $  562,000 $ 7,754,000

   Identifiable assets   $47,513,000  $4,457,000 $51,970,000

                               ARIS CORPORATION

17. QUARTERLY INFORMATION (UNAUDITED)

          1996                     Q1          Q2          Q3          Q4
          ----                     --          --          --          --
   Net sales                   $ 4,427,000 $ 6,274,000 $ 7,135,000 $ 9,062,000
   Gross profit                  2,246,000   3,260,000   3,433,000   4,513,000
   Net income                      506,000     789,000     630,000      89,000
   Basic earnings per share            .07         .11         .08         .01
   Diluted earnings per share          .07         .11         .08         .01
          1997                     Q1          Q2          Q3          Q4
          ----                     --          --          --          --
   Net sales                   $10,409,000 $13,507,000 $14,582,000 $16,633,000
   Gross profit                  5,460,000   7,248,000   7,843,000   8,798,000
   Net income                    1,044,000   1,303,000   1,587,000   1,411,000
   Basic earnings per share            .14         .17         .16         .14
   Diluted earnings per share          .13         .16         .15         .13

18. SUBSEQUENT EVENT

  On February 28, 1998, the Company completed a merger with Barefoot Computer Training Limited, a company that provides information technology training services in London, England. Under the terms of the merger, to be accounted for as a pooling of interests, the Company issued 278,611 shares of its common stock in exchange for all of the outstanding shares of Barefoot common stock. All prior periods will be restated to give effect to the merger.

  Combined revenues, net income, basic earnings per share and diluted earnings per share for the year ended December 31, 1996 were $32,231,000, $2,197,000, $.30 and $.30, respectively; combined revenues, net income, basic earnings per share and diluted earnings per share for the year ended December 31, 1997 were $62,530,000, $5,769,000, $.66 and $.61, respectively. This pro forma financial information is provided for comparative purposes only and may not be indicative of the results to be expected in the future.

                               ARIS CORPORATION

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Shareholders of
 ARIS Corporation

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ARIS Corporation and its subsidiaries at December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Seattle, Washington
January 28, 1998, except Note 18 which is February 28, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III

  Part III is incorporated herein by reference from the Company's definitive proxy statement issued in connection with the Company's 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 1997 fiscal year. Certain information regarding the executive officers of the Company is set forth in
Part I of this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this Report:

    (1) Financial Statements--all consolidated financial statements of the Company as set forth under Item 8 of this Report.

    (2) Financial Statement Schedule--see index on page 44 of this Report.

      The independent auditor's report with respect to the financial statement schedules appears on page 43 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

    (3) Exhibits--see Exhibit index.

  (b) Reports on Form 8-K: A current report on Form 8-K was filed with the Securities and Exchange Commission on September 26, 1997, in connection with the acquisition of Enterprise Computing Inc. An amended current report on Form 8-K/A was filed with the SEC on November 25, 1997, to include the financial statements in connection with the acquisition of Enterprise Computing Inc.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARIS CORPORATION

                                                    /s/ Paul Y. Song
                                          By: _________________________________
                                                        Paul Y. Song
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                         President


                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Paul Y. Song and Thomas W. Averill, or either of them, such person's true and lawful attorneys-in-fact and agents, with full power of substitution, and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as such person might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 24th day of March, 1998.

         SIGNATURE                              TITLE

   /s/ Paul Y. Song          Chairman of the Board, Chief Executive
___________________________   Officer and President (Principal Executive
       Paul Y. Song           Officer)

 /s/ Thomas W. Averill       Vice President, Finance and Chief Financial
___________________________   Officer (Principal Financial and
     Thomas W. Averill        Accounting Officer)


  /s/ Kendall W. Kunz        Senior Vice President, North America and
___________________________   Director
      Kendall W. Kunz

 /s/ Bruce R. Kennedy        Director
___________________________
     Bruce R. Kennedy

/s/ Kenneth A. Williams      Director
___________________________
    Kenneth A. Williams

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of ARIS Corporation

  Our audits of the consolidated financial statements referred to in our report dated January 28, 1998 appearing on page 28 of the 1997 Annual Report to Shareholders of ARIS Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP
Seattle, Washington
January 28, 1998

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

  SCHEDULE
 -----------
 Schedule II Valuation and Qualifying Accounts and Reserves   Exhibit 99.1

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                             DESCRIPTION
 -------                           -----------
   2.1   Agreement and Plan of Merger dated September 13, 1997, among      (C)
          the Company, Enterprise Computing Inc., d/b/a Buller Owens &
          Associates and each of the stockholders of Enterprise
          Computing Inc. (Exhibit 2.1)
   3.1   Amended and Restated Articles of Incorporation. (Exhibit 3.1)     (A)
   3.2   Amended and Restated Bylaws. (Exhibit 3.2)                        (A)
   4.1   Articles IV and V of the Amended and Restated Articles.           (A)
          (Exhibit 4.1)
   4.2   Articles II, IV, VI, VII, IX, X and XI of the Amended and         (A)
          Restated Bylaws. (Exhibit 4.2)
  10.1   Applied Relational Information Systems, Inc. 1995 Stock Option    (A)
          Plan. (Exhibit 10.1) +
  10.2   ARIS Corporation 1997 Stock Option Plan. (Exhibit 10.2) +         (A)
  10.3   ARIS Corporation 1998 Employee Stock Purchase Plan. (Exhibit      (B)
          99.1) +
  10.4   Employment Agreement dated July 22, 1992 between the Company      (A)
          and Kendall W. Kunz. (Exhibit 10.4) +
  10.5   Employment Agreement effective as of December 31, 1994 between    (A)
          the Company and Jeffrey W. Gilles. (Exhibit 10.5) +
  10.6   Employment Agreement dated February 11,1991 between the Company   (A)
          and John Y. Song. (Exhibit 10.6) +
 *10.7   Form of Indemnification Agreement for Directors and Officers +
  10.8   Summary of Key Person Insurance Policy dated February 13, 1996,   (A)
          written by New York Life Insurance Company, owned by the
          Company, naming Paul Y. Song as the insured. (Exhibit 10.7)
  10.9   Summary of Insurance held by the Company prepared by Acordia      (A)
          Northwest, Inc. on March 10, 1997. (Exhibit 10.8)
  10.10  Credit Agreement between the Company and U.S. Bank of             (A)
          Washington, National Association, dated March 14, 1997.
          (Exhibit 10.9)
  10.11  Registration Rights Agreement dated as of February 28, 1997 by    (A)
          and between the Company and certain holders of Common Stock.
          (Exhibit 10.10)
  10.12  Registration Rights Agreement dated as of February 28, 1997 by    (A)
          and between the Company and Charles Henderson Cunningham.
          (Exhibit 10.11)
  10.13  Promissory Note in the amount of $500,000 dated September 30,     (A)
          1996 by the Company, as Maker, and SofTeach Corporation, as
          Holder. (Exhibit 10.12)
  10.14  Promissory Note in the amount of $1,240,800 dated October 1,      (A)
          1996 by ARIS Software, Inc. as Maker, and the Company, as
          Holder. (Exhibit 10.13)
  10.15  Promissory Note Intercompany Loan dated October 1, 1996 by ARIS   (A)
          Software, Inc. as Maker, and the Company as Holder. (Exhibit
          10.14)
 *10.16  Purchase and Sale Agreement dated as of December 19, 1997 between Vangard Management Company, Jeff Foushee, Lock
          Anderson and Richard Barker and the Company.
  10.17  Office Building Lease dated May 5, 1994 between the Company, as   (A)
          tenant and John C. Radovich, as landlord, for the
          administrative offices located at Fort Dent One, as amended.
          (Exhibit 10.15)
  10.18  Agreement for the sale and purchase of the entire issued share    (A)
          capital of Oxford Computer Group Limited dated February 14,
          1997, by and among the Company and the Shareholders of Oxford
          Computer Group Limited. (Exhibit 10.35)
  10.19  Sun Microsystems Educational Services U.S. Strategic Alliance     (A)
          Agreement by and between SunService, a division of Sun
          Microsystems Inc. and the Company. (Exhibit 10.36)
  10.20  Microsoft vendor contracts (Exhibit 10.37)                        (A)
  10.21  Oracle vendor contracts (Exhibit 10.38)                           (A)
 *21.1   List of the Company's Subsidiaries.

 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
  *23.1  Consent of Price Waterhouse L.L.P., independent certified public accountants for the Company.
 **24.1  Power of Attorney (Included in the signature page to this Annual
          Report on Form 10-K).
  *27.1  Financial Data Schedule
  *99.1  Schedule II--Valuation and Qualifying Accounts and Reserves.

--------
 +  Management contract or compensatory plan
 *  Included herewith
**  See signature page.
(A) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, registration number 333-25409.
(B) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-8, registration number 333-40923.
(C) Incorporated by reference to designated exhibit included with the Company's Current Report on Form 8-K dated September 24, 1997 (SEC File number 000-22649.)