Form 10-Q
period 1998-03-31
ARIS CORP/
filed 1998-05-15
CIK 1037186

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 ______________

                                   FORM 10-Q

            X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ___       OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1998

           ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From ____ to ____

                                 ______________

                       Commission File Number  000-22649

                               ARIS CORPORATION
            (Exact name of registrant as specified in its charter)

            WASHINGTON                                  91-1497147
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)

       2229  112TH AVENUE N.E.                        (425) 372-2747
   BELLEVUE, WASHINGTON  98004-2936             (Registrant's telephone number,
(Address of principal executive office)             including area code)


     Indicate by check mark whether the registrant:

     (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and

     (2) Has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares outstanding of the registrant's common stock as of March 31, 1998 was 10,276,611.

--------------------------------------------------------------------------------

                                   ARIS CORPORATION
                                       FORM 10-Q


INDEX                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

         a)  Condensed Consolidated Balance Sheets
             as of March 31, 1998 and December 31, 1997
                                                                   3
         b)  Condensed Consolidated Statements of
             Income for the Quarters Ended March, 1998
             and 1997.                                             4

         c)  Condensed Consolidated Statements of
             Cash Flows for the Quarters Ended March
             31, 1998 and 1997                                     5

         d)  Condensed Consolidated Statement of
             Changes in Shareholders' Equity as of
             March 31, 1998                                        6

         e)  Notes to Condensed Consolidated
             Financial Statements                                6-8

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                             9-14


PART II.  OTHER INFORMATION

Item 1   Legal Proceedings                                        15

Item 2   Changes in Securities                                    15

Item 3   Defaults Upon Senior Securities                          16

Item 4   Submission of Matters to a Vote of                       16
         Security Holders

Item 5   Other Information                                        16

Item 6   Exhibits and Reports on Form 8-K                         16

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
_______________________________________________________________________________

                                                                MARCH 31,      DECEMBER 31,
                                                                  1998             1997
                                                                ---------      ------------
                                                               (Unaudited)
Assets
Current assets:
   Cash                                                          $11,740         $ 9,400
   Cash equivalents and investments in marketable securities       7,099          15,464
   Accounts receivable, net of allowance for
    doubtful accounts of $751 and $651                            15,645          12,789
   Other current assets                                            2,627           2,621
                                                                 -------         -------
       Total current assets                                       37,111          40,274

Property and equipment, net                                       11,970           6,619
Intangible and other assets,  net                                  8,514           8,095
                                                                 -------         -------
       Total assets                                              $57,595         $54,988
                                                                 -------         -------

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                              $ 2,337         $ 2,768
   Accrued liabilities                                             3,947           3,438
   Deferred revenue                                                2,759           2,305
   Other current liabilities                                       1,155             257
                                                                 -------         -------
       Total current liabilities                                  10,198           8,768
                                                                 -------         -------
Deferred income taxes                                                463             585
                                                                 -------         -------
Commitments and contingencies
Shareholder's equity:
   Preferred stock 5,000,000 shares authorized, none issued
    and outstanding
   Common stock, no par value; 100,000,000 shares authorized
   Additional paid-in-capital                                     37,933          37,504
   Retained earnings                                               8,999           8,167
   Accumulated other comprehensive income                              2             (36)
       Total shareholders' equity                                 46,934          45,635
                                                                 -------         -------
       Total liabilities and shareholders' equity                $57,595         $54,988
                                                                 =======         =======

                            See accompanying notes

________________________________________________________________________________

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share and per share data)  (Unaudited)
_______________________________________________________________________________

                                                 For the Quarter Ended
                                           --------------------------------
                                             MARCH 31,            MARCH 31,
                                              1998                  1997
                                           -----------           ----------
Revenue, net:
 Consulting......................          $     9,015           $    6,633
 Training........................                9,602                4,864
 Software........................                2,120                  533
                                           -----------           ----------
   Total revenue.................               20,737               12,030
Cost of sales:                                   9,033                5,675
                                           -----------           ----------
   Gross profit..................               11,704                6,355
Selling, general and
 administrative..................               10,235                4,487
                                           -----------           ----------

   Income from operations........                1,469                1,868
Other income (expense), net......                  366                  (39)
                                           -----------           ----------
   Income before income tax......                1,835                1,829
Income tax expense...............                  790                  674
                                           -----------           ----------
Net income.......................          $     1,045           $    1,155
                                           ===========           ==========
Basic earnings per share.........                $0.10                $0.15
                                           ===========           ==========
Weighted average number of
 common shares outstanding.......           10,235,000            7,940,000
                                           ===========           ==========
Diluted earnings per share.......                $0.09                $0.14
                                           ===========           ==========
Weighted average number of
 common and common equivalent
 shares outstanding..............           11,082,000            8,393,000
                                           ===========           ==========

                            See accompanying notes

________________________________________________________________________________

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
_______________________________________________________________________________

                                                                     For the Quarter Ended
                                                                   --------------------------
                                                                   March 31,        March 31,
                                                                     1998             1997
                                                                   ---------        ---------
Net cash provided by (used in) operating activities................   $(531)          $  546
                                                                    -------           ------
Cash flows from investing activities:
Sales of investments in marketable securities......................   8,402                8
Acquisition of businesses, net of cash acquired....................                      (93)
Purchases of property and equipment................................  (5,641)            (493)
                                                                    -------           ------
Net cash provided by (used in) investing activities................   2,761             (578)
                                                                    -------           ------
Cash flows from financing activities:
Repurchase of common stock.........................................                   (4,026)
Payments on notes payable..........................................                   (2,100)
Proceeds from long-term debt.......................................                    6,450
Proceeds from exercise of stock options............................     279                1
Tax benefit of stock options exercised.............................      43
                                                                    -------           ------
Net cash provided by financing activities..........................     322              325
                                                                    -------           ------

Net increase in cash...............................................   2,552              293
Effect of exchange rate changes on cash and cash equivalents.......       1               14
Adjustment to conform fiscal year of Barefoot Computer
 Training Limited..................................................    (213)
Cash and cash equivalents at beginning of period...................   9,400              178
                                                                    -------           ------
Cash and cash equivalents at end of period......................... $11,740           $  485
                                                                    =======           ======

                            See accompanying notes

________________________________________________________________________________

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except for share data) (Unaudited)
______________________________________________________________________________

                                             COMMON STOCK                                           ACCUMULATED
                                         --------------------       ADDITIONAL                        OTHER            TOTAL
                                         SHARES                      PAID-IN         RETAINED      COMPREHENSIVE    SHAREHOLDERS'
                                         ISSUED        AMOUNT        CAPITAL         EARNINGS         INCOME           EQUITY
                                       ----------      ------       ----------       --------      -------------    -------------
Balance at December 31, 1997           10,200,461      $    -        $37,504          $8,167           $(36)           $45,635
Adjustment to conform fiscal
 year of Barefoot Computer
 Training Limited                                                                       (213)                             (213)
Shares issued                               5,357                        150                                               150
Stock options exercised                    70,993                        279                                               279
Comprehensive income:
  Net income                                                                           1,045
  Other comprehensive income,
   net of tax:
    Foreign currency translation
     adjustments                                                                                          1
    Unrealized gains on securities,
     net of reclassification
     adjustment                                                                                          37
       Comprehensive income                                                                                              1,083
                                       ----------      ------       ----------       --------      -------------    -------------
Balance at March 31, 1998              10,276,811      $    -        $37,933          $8,999           $  2            $46,934
                                       ==========      ======       ==========       ========      =============    =============

Disclosure of reclassification amount:
  Unrealized holding gain arising during the period       $33
    Less:  reclassification adjustment for losses
             included in net income                         4
                                                          ---
  Net unrealized gains on securities                      $37
                                                          ===

ARIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
______________________________________________________________________________

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal, recurring adjustments which are necessary to state fairly the condensed consolidated balance sheets, and condensed consolidated statements of income, statements of cash flows and statement of changes in shareholders' equity of ARIS Corporation ("ARIS" or the "Company") as of and for the periods indicated. ARIS presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company's Annual Report on Form 10-K filed on March 30, 1998, have been omitted.

2. On February 28, 1998, the Company completed its acquisition of Barefoot Computer Training Limited ("Barefoot"), a company that provides information technology training services in London, England. The acquisition was accounted for as a pooling of interests, in which the Company issued 278,611 shares of common stock in exchange for all of the outstanding shares of Barefoot common stock. Accordingly, all periods included in the financial information furnished herein have been restated to give effect to the acquisition. Barefoot had a November 30 fiscal year end and, accordingly, the Barefoot balance sheet at November 30, 1997, has been combined with the balance sheet of ARIS at December 31, 1997, and Barefoot's statements of income and cash flows for the quarter ended February 28, 1997, have been combined with the ARIS statements of income and cash flows, respectively, for the quarter ended March 31, 1997. In order to conform Barefoot's year end to ARIS's year end, Barefoot's financial statements for the month of December are not included in the statements of income or cash flows for the quarter ended March 31, 1998.

     A reconciliation of amounts of revenue and earnings for the quarter ended March 31, 1997, previously reported by ARIS to the combined amounts presented herein follows:

                          AS REPORTED        ADJUSTMENT         COMBINED
                          -----------        ----------         --------
                             ARIS             BAREFOOT
                          -----------        ----------
     Revenue              $10,409,000        $1,621,000       $12,030,000
     Net income           $ 1,044,000        $  111,000       $ 1,155,000

3. Basic earnings per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, including options and warrants computed using the treasury stock method. All earnings per share amounts from prior periods have been restated to conform with the current period presentation.

     The difference between the weighted average number of common shares outstanding used to calculate basic earnings per share and the weighted average number of common and common equivalent shares outstanding used to calculate diluted earnings per share is the incremental shares attributed to outstanding options and warrants to purchase common stock computed using the treasury stock method:

                                          For the Quarter Ended March 31,
                                          -------------------------------
                                             1998                 1997
                                          ----------            ---------
      Weighted average number of
       common shares outstanding          10,235,000            7,940,000
                                          ----------            ---------
      Effect of dilutive securities:
        Warrants                               4,000
        Options                              843,000              453,000
                                          ----------            ---------
                                             847,000              453,000
                                          ----------            ---------
      Weighted average number of
       common and common equivalent
       shares outstanding                 11,082,000            8,393,000
                                          ==========            =========


4. On May 5, 1998, the Company filed a Registration Statement on Form S-4 (the "S-4") in connection with the proposed merger (the "Merger") of InTime Systems International, Inc. ("InTime") with and into the Company. The Company will be the surviving entity in the Merger. The Merger, Merger Agreement and the transactions contemplated thereby have been approved by the Board of Directors of both the Company and InTime. The S-4 must be declared effective by the Securities and Exchange Commission prior to the mailing of the proxy statement/prospectus contained in the S-4 to the stockholders of InTime. In order for the Merger to be consummated it must also be approved by the stockholders of InTime, as well as the completion of other conditions precedent to closing or contained in the Merger Agreement.

5. On April 30, 1998, Oxford Computer Group Limited, the Company's wholly-owned United Kingdom subsidiary ("OCG"), entered into an Agreement for the Sale and Purchase of the Entire Issued Share

     Capital of MMT Computing (Reading) Limited ("MMT"), among OCG and the shareholders of MMT. The Board of Directors of the Company approved a contribution of capital to OCG of up to $3 million to acquire MMT. The acquisition will be accounted for under the purchase method of accounting. Goodwill resulting from this acquisition will be amortized over fifteen years.

6. The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. The statement establishes new standards for reporting and displaying comprehensive income in the financial statements. In addition to net income, comprehensive income includes charges or credits to equity that is not the result of transactions with shareholders. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted this standard as of March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ARIS provides an integrated information technology ("IT") solution consisting of consulting and training services primarily focused on Oracle Corporation ("Oracle"), Microsoft Corporation ("Microsoft") and Lotus technologies. ARIS currently focuses on three core consulting competencies: packaged application implementation, custom application development and systems architecture planning and deployment. The Company offers instructor-led training for IT professionals conducted at ARIS' training centers and at client facilities. The Company also develops, markets and supports proprietary software products that enhance Oracle database management and Oracle packaged applications. The Company believes that its ability to provide clients with an integrated IT solution, coupled with its focus on leading-edge technologies, provide it with a unique competitive advantage.

     This commentary should be read in conjunction with the sections of the following documents for a full understanding of the Company's financial condition and results of operations: from the Company's Registration Statement on Form S-1 filed April 18, 1997, as amended, and its Prospectus dated June 18, 1997, the Risk Factors, pages 3 to 10, Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 15 to 25, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages F-1 to F-31; the Company's Annual Report on Form 10-K for the year ended December 31, 1997; the Company's Quarterly Reports on Form 10-Q for the periods ending September 31, 1997 and June 30, 1997; the Company's Current Report on Form 8-K filed September 26, 1997 in connection with the Company's acquisition of Enterprise Computing Inc. (doing business as Buller Owens & Associates) and the Company's Registration Statement on Form S-4 filed May 5, 1998 in connection with the Company's proposed acquisition of InTime Systems International, Inc., including the Consolidated Financial Statements and Notes to Consolidated Financial Statements, pages F1 to F40.

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

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

     RECENT ACQUISITION AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL
     STATEMENTS

     Effective February 28, 1998 the Company acquired all of the outstanding stock of Barefoot Computer Training Limited ("Barefoot"), an IT training company with operations in

London, England in exchange for 278,611 shares of the Company's common stock. The acquisition has been accounted for as a pooling of interests of the Company and Barefoot. Accordingly, financial statements of the Company have been restated to include the accounts of Barefoot for all periods and for all comparable statistics presented.

     TOTAL REVENUE

     Total revenues increased $8,707,000 to $20,737,000 for the quarter ended March 31, 1998 from $12,030,000 for the quarter ended March 31, 1997, representing a 72% increase. Revenues during the first quarter of 1998 include revenues from the following acquisitions: Oxford Computer Group Limited acquired in February 1997, Enterprise Computing Inc. acquired in October 1997, Absolute!, Inc. and Agiliti, Inc. acquired in November 1997. Both 1997 and 1998 first-quarter revenues include those of Barefoot Computer Training Limited acquired in February 1998. On a pro forma basis (assuming all companies acquired by ARIS subsequent to February 28, 1997 had been owned during the first quarter of
1997), total revenues increased approximately 32%. As discussed below, increases in revenues were reflected in all three lines of business.

     CONSULTING REVENUE

     Consulting revenue increased as a result of an overall increase in the level of consulting activity. The Company employed or contracted for the services of an average of 208 full-time consultants and project managers during the quarter ended March 31, 1998 compared to 152 during the same quarter in 1997. Consulting revenues increased $2,382,000 to $9,015,000 for the quarter ended March 31, 1998 from $6,633,000 for the quarter ended March 31, 1997 representing a 36% increase. Consulting operations were conducted from seven consulting offices in the United States and the United Kingdom. Comparative consulting revenues were negligibly impacted by acquisitions.

     TRAINING REVENUE

     Training revenue increased $4,738,000 to $9,602,000 for the quarter ended March 31, 1998 from $4,864,000 for the quarter ended March 31, 1997, representing a 97% increase. A significant portion of the increase in training revenues for the first quarter of 1998 is attributable to business units acquired subsequent to February 28, 1997. Training revenues for the first quarter of 1998 includes revenue from the following acquisitions: Oxford Computer Group Limited acquired in February 1997, Enterprise Computing Inc., Absolute!, Inc. and Agiliti, Inc. Both 1997 and 1998 first-quarter revenues include those of Barefoot Computer Training Limited acquired in February 1998. On a pro forma basis (assuming the companies acquired by ARIS subsequent to February 28, 1997 had been owned during the first quarter of 1997), total training revenues increased approximately 14%. Revenues increased in the first quarter of 1998 as a result of a significant increase in the number of classes and class training days offered. The Company offered 1,621 classes and 4,207 training days in the quarter ended March 31, 1998 as compared to 527 classes and 1,438 training days in the quarter ended March 31, 1997.

     SOFTWARE REVENUE

     Software revenue increased $1,587,000 to $2,120,000 for the quarter ended March 31, 1998 from $533,000 in the quarter ended March 31, 1997, representing an increase of 298%. The increase in revenue is primarily attributable to sales of the NoetixViews suite of products developed by ARIS Software, Inc. (formerly Noetix Corporation), a wholly-owned subsidiary of the Company.

     COST OF SALES

     Cost of sales consists primarily of salaries and employee benefits for consultants, project managers and instructors; subcontractor fees; non-reimbursable travel expenses related to consulting and training activities and the cost of production of software modules and amortization of capitalized software costs. Cost of sales increased $3,358,000 to $9,033,000 in the quarter ended March 31, 1998 from $5,675,000 in the quarter ended March 31, 1997. The increase in cost of sales is primarily a reflection of the increase in sales. Cost of sales as a percentage of sales decreased from 47% for the quarter ended March 31, 1997 to 44% for the quarter ended March 31, 1998. This reduction is a result of the relative increase in proportion of training and software revenues to total revenue. Training and software operations typically have lower cost of sales and higher selling, general and administrative ("SG&A") expenses when compared to consulting operations. Training operations utilize a lower proportion of professional labor and benefits, which are included in cost of sales, and higher proportions of marketing, facilities and general office administration costs which are included in SG&A expense.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     SG&A expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases; amortization of capitalized computer hardware and equipment costs; software license fees, travel and business development costs. SG&A expense increased $5,748,000 to $10,235,000 for the quarter ended March 31, 1998 from $4,487,000 for the quarter ended March 31, 1997 which represents an increase of 128%. Total SG&A expense as a percentage of total revenue increased from 37% for the quarter ended March 31, 1997 to 49% for the quarter ended March 31, 1998.

     The increase in SG&A is primarily the result of four factors: (i) expenses associated with acquisitions completed during the quarter ended March 31, 1998, amounting to $1,257,000 or 6% of revenue, compared to $21,000 in acquisition-related costs during the quarter ended March 31, 1997; (ii) a change in the revenue mix, with software increasing from 4% of total revenue during the quarter ended March 31, 1997 to 10% of total revenue during the quarter ended March 31, 1998 and training increasing from 40% of total revenue to 46% of total revenue during the same periods. Both software and training operations have lower cost of sales but higher SG&A; (iii) general increase in the number of management, sales and administrative staff from 194 at March 31, 1997 to 285 at March 31, 1998 required to support the growth of the company; and (iv) an increase in the amortization of intangible assets resulting from companies acquired from $64,000 during the quarter ended March 31, 1997 to $121,000 during the quarter ended March 31, 1998.


     OTHER INCOME, NET

     Other income, net, consists primarily of interest income on cash and cash equivalents and gain on sale of equity investments, which is partially offset by interest associated with short-term borrowings. Other income (expense), net, increased $405,000 from ($39,000) for the quarter ended March 31, 1997 to $366,000 for the quarter ended March 31, 1998. The increase is primarily attributable to the Company's investment yield on proceeds from the Company's initial public offering completed on June 19, 1997. Proceeds from the offering, net of underwriters discount, amounted to $31,200,000. Average invested proceeds during the quarter ended March 31, 1998 were $20,285,000.

     INCOME TAX EXPENSE

     Income tax expense increased $116,000 to $790,000 in the quarter ended March 31, 1998 from $674,000 in the quarter ended March 31, 1997, as a result of increased revenues and net income before tax. As a percentage of revenues, income tax expense decreased from 5.6% to 3.8% and the effective tax rate increased from 37% to 43%. The effective tax rate increase is primarily attributable to the costs incurred for acquisition of Barefoot Computer Training Ltd., a substantial portion of which are not deductible in determination of United States or United Kingdom taxes. The effective tax rate is additionally influenced by the mix of United Kingdom and United States tax rates, as well as the tax rates of the various states in which the Company conducts its operations.

     NET INCOME

     Net income decreased $110,000 to $1,045,000 for the quarter ended March 31, 1998, from $1,155,000 for the quarter ended March 31, 1997. Net income as a percentage of sales decreased from 10% to 5%, primarily as a result of the inclusion of acquisition costs in the quarter ended March 31, 1998. The cumulative effect of acquisition costs including taxes amounted to $852,000 or 4.1% of revenue. Excluding costs of acquisitions, net income in the quarter ended March 31, 1997 was $1,168,000 or 10% of revenue, compared to net income of $1,897,000 or 9% of revenue for the quarter ended March 31, 1998.

     SUBSEQUENT EVENTS

     On April 30, 1998, Oxford Computer Group Limited, the Company's wholly-owned United Kingdom subsidiary ("OCG"), entered into an Agreement for the Sale and Purchase of the Entire Issued Share Capital of MMT Computing (Reading) Limited ("MMT") among OCG and the shareholders of MMT. The Board of Directors of the Company approved a contribution of capital to OCG of up to $3 million to acquire MMT. The acquisition will be accounted for under the purchase method of accounting. Goodwill resulting from this acquisition will be amortized over fifteen years.

     On May 5, 1998 the Company filed a Registration Statement on Form S-4 (the "S-4") in connection with the proposed merger (the "Merger") of InTime Systems International, Inc. ("InTime") with and into the Company whereby the Company will be the surviving entity in the Merger. The Merger, Merger Agreement and the transactions contemplated thereby have been approved by the Board of Directors of both the Company and InTime. The S-4 must be declared effective by the Securities and Exchange Commission prior to the mailing of the proxy statement/prospectus contained in the S-4 to the stockholders of InTime. At closing and subject to the provisions contained in the Merger Agreement, each outstanding share of InTime common stock (the "InTime Stock") will be exchanged for 0.266 shares (the "Exchange Ratio") of the Company's common stock. Options and warrants to purchase InTime Stock will be converted into options and warrants of like tenor and quality to purchase that number of shares of the Company's Common Stock at a price and in an amount as determined by applying the Exchange Ratio. The Exchange Ratio is subject to adjustment in the event that the average closing price for one share of the Company's common stock (as reported by the Nasdaq National Market) for the 10 trading days immediately preceding the closing date has dropped below $31.50, in which case the Exchange Ratio shall be adjusted to reflect the lower average closing price. If the Exchange Ratio is adjusted, each outstanding InTime option and warrant will also be adjusted into the right to receive a greater number of the Company's shares of Common Stock at a lesser exercise price.

LIQUIDITY AND CAPITAL RESOURCES

     Operating cash flows decreased $1,077,000 from $546,000 in the quarter ended March 31, 1997 to an operational cash flow deficit of $531,000 for the quarter ended March 31, 1998. This deficit is primarily attributable to the Company's expenditures in the quarter ended March 31, 1998 for the acquisition of Barefoot Computer Training Limited. Acquisition costs included fees paid to advisors of Barefoot, legal and accounting fees for both parties to the transaction, and other costs associated with the acquisition.

     On June 18, 1997, the company completed an initial public offering of its common stock. Net proceeds from the offering provided $31,242,000, $4,000,000 of which was immediately used to pay down a bank loan during the second quarter of 1997. The Company has retained a substantial portion of the proceeds (the average invested balance during the quarter ended March 31, 1998 was $20,285,000). A portion of the proceeds were used during 1997 for the acquisition of Enterprise Computing Inc., Absolute!, Inc. and Agiliti, Inc. In the quarter ended March 31, 1998 the Company expended $5,641,000 for property and equipment, including the acquisition of an office building and related furniture and fixtures.

     Cash flows from investing activities increased $3,339,000 to $2,761,000 in the quarter ended March 31, 1998, compared to an investing cash flow deficit of $578,000 in the quarter ended March 31, 1997. The Company sold $8,402,000 of its investments in short term debt securities in the first quarter of 1998 to finance capital expenditures.

     During the quarter ended March 31, 1997, the Company borrowed $6,450,000, in part to acquire its own common stock and in part to repay other borrowings within the period. As a result of these transactions, financing activities provided cash of $325,000 during the first quarter of 1997. In the first quarter of 1998, the Company received cash in the amount of $279,000 from holders exercising stock options and $43,000 as a tax benefit on the stock options exercised for a net increase in cash from financing activities of $322,000.

     At March 31, 1998, the Company had cash and equivalents of $11,740,000 compared to $485,000 for the quarter ended March 31, 1997.

     The Company anticipates that capital expenditures related to expected expansion will continue in the coming year and will continue to be financed by operational cash flows generated as well as utilization of invested funds, if needed. Management anticipates that in 1998 cash and marketable securities will be employed for general corporate purposes including the opening of new offices, potential acquisitions of companies and other business opportunities which may arise.

     At March 31, 1998, the Company had accounts receivable of $15,645,000 and days sales outstanding of 69 days. At March 31, 1997, accounts receivable were $12,789,000 and days sales outstanding were 97 days. The substantial improvement of days sales outstanding is a result of improvement of collection and account maintenance procedures.

     The Company has an $8 million line of credit with US Bank, a division of First Bank Systems. The credit line provides funds for general business purposes as well as the acquisition of companies and is secured by substantially all of the Company's assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. The Company is in compliance with all requirements of the agreement. During 1997 the Company utilized the line of credit to acquire 415,000 shares of its common stock and borrowed $4 million on the line of credit. Proceeds from the Company's initial public offering were utilized to repay the borrowing in June 1997. At March 31, 1998 there were no borrowings against the credit line. The credit line expires on June 1, 1998. Management anticipates that the credit line will be renewed in an amount suitable to meet its requirements upon expiration of the existing agreement.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1997 the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS no. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact, if any, this statement will have on disclosures in the consolidated financial statements.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved from time to time in routine legal proceedings incidental to its business. As of March 31, 1998, the Company was not involved in any material legal proceedings.

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

     From the effective date of the Registration Statement through March 31, 1998, the Company has incurred an estimated $3,255,000 in expenses for the Company's account in connection with the issuance and distribution of the Common Stock, including underwriting discounts and commissions ($2,415,000) and other expenses ($840,000). No finders' fees or expenses were paid to or for the underwriters. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.

     From the effective date of the Registration Statement through March 31, 1998, the Company has applied $4,000,000 of the Offering proceeds to the repayment of the Company's revolving bank loan. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company. To date, the Company believes that it has used the Offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. The remaining $18,839,000 of the Offering proceeds is invested in short term marketable debt securities and money market funds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          See Exhibit Table on page 18.

     (B)  REPORTS ON FORM 8-K

     The Company filed a Current Report Form 8-K on March 13, 1998, reporting the issuance of shares of the Company's common stock pursuant to Regulation S of the Securities Act of 1933, as amended. The issuance was made in connection with the acquisition of Barefoot Computer Training Limited ("Barefoot") whereby the entire share capital of Barefoot was exchanged for 278,611 shares of common stock of ARIS. Because the filing was to report the issuance of shares in reliance upon Regulation S, the Company did not file financial statements with that Current Report on Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of                       ARIS Corporation
May 1998.


                                       By:  /s/ Thomas W. Averill
                                           --------------------------------
                                           Thomas W. Averill
                                           Vice President, Finance;
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

                                    EXHIBITS

   Page         Exhibit Number                      Exhibit Name
-----------     ---------------     --------------------------------------------
                     2.1            Plan of Acquisition, Reorganization,
                                    Arrangement, Liquidation or Succession
                    27.1            Financial Data Schedule