Form 10-Q
period 1998-06-30
ARIS CORP/
filed 1998-08-14
CIK 1037186

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 ______________

                                   FORM 10-Q

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         -----      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1998

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         -----      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From ____ to ____

                                 ______________

                       Commission File Number  000-22649

                               ARIS CORPORATION
            (Exact name of registrant as specified in its charter)

          WASHINGTON                                   91-1497147
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

       2229 - 112TH AVENUE N.E.                          (425) 372-2747
   BELLEVUE, WASHINGTON  98004-2936              (Registrant's telephone number,
(Address of principal executive office)               including area code)

     Indicate by check mark whether the registrant:

     (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and

     (2)  Has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     The number of shares outstanding of the registrant's common stock as of June 30, 1998 was 11,118,901.

--------------------------------------------------------------------------------

                               ARIS CORPORATION
                                   FORM 10-Q
INDEX                                                                       PAGE
PART I.  FINANCIAL INFORMATION
Item 1         Financial Statements

               a)  Condensed Consolidated Balance Sheets
                   as of June 30, 1998 and December 31, 1997                   3

               b)  Condensed Consolidated Statements of
                   Income for the Quarter and Six Months
                   Ended June 30, 1998 and 1997                                4

               c)  Condensed Consolidated Statements of
                   Cash Flows for the Quarter and Six Months
                   Ended June 30, 1998 and 1997                                5

               d)  Condensed Consolidated Statement of
                   Changes in Shareholders' Equity as of
                   June 30, 1998                                               6

               e)  Notes to Condensed Consolidated
                   Financial Statements                                      6-8

Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                   9-18

Item 3         Qualitative And Quantitative Disclosures
               About Market Risk                                           18-19

PART II.  OTHER INFORMATION

Item 1         Legal Proceedings                                              20

Item 2         Changes in Securities                                          20

Item 3         Defaults Upon Senior Securities                                20

Item 4         Submission of Matters to a Vote of
               Security Holders                                               21

Item 5         Other Information                                              21

Item 6         Exhibits and Reports on Form 8-K                               21

--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
--------------------------------------------------------------------------------

                                                             JUNE 30,     DECEMBER 31,
                                                               1998           1997
                                                           -----------    ------------
                                                           (unaudited)
Assets
Current assets:
      Cash and cash equivalents                              $10,426         $11,395
      Investments in marketable securities                     4,441          15,464
      Accounts receivable, net of allowance for
       doubtful accounts of  $1,287 and $807                  21,850          15,314
      Other  current  assets                                   5,439           2,970
                                                             -------         -------
           Total current assets                               42,156          45,143

      Property and equipment, net                             15,205           7,156
      Intangible and other assets, net                         9,530           8,252
                                                             -------         -------
           Total assets                                      $66,891         $60,551
                                                             =======         =======

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                       $ 5,443         $ 3,270
      Accrued liabilities                                      4,988           3,164
      Deferred revenue                                         2,104           2,468
      Other current liabilities                                1,783             582
                                                             -------         -------
           Total current  liabilities                         14,318           9,484
                                                             -------         -------

Deferred income taxes                                            404             585
                                                             -------         -------

Commitments and contingencies
Shareholder's equity:
      Preferred stock, 5,000,000 shares authorized, none
       issued and outstanding
      Common stock, no par  value; 100,000,000 shares
       authorized
      Additional paid-in-capital                              45,230          43,749
      Retained earnings                                        6,902           6,769
      Accumulated other comprehensive income                      37             (36)
           Total shareholders' equity                         52,169          50,482
                                                             -------         -------
           Total liabilities and shareholders' equity        $66,891         $60,551
                                                             =======         =======

                            See accompanying notes

--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share and per share data) (Unaudited)
--------------------------------------------------------------------------------

                                          FOR THE QUARTER ENDED       FOR THE SIX MONTHS ENDED
                                       --------------------------    --------------------------
                                         JUNE 30,      JUNE 30,        JUNE 30,      JUNE 30,
                                           1998          1997            1998          1997
Revenue, net:
     Consulting.....................   $    15,824    $   10,185     $    29,105    $   20,015
     Training.......................        10,253         7,301          19,855        12,165
     Software.......................         3,085         1,247           5,436         1,816
                                       -----------    ----------     -----------    ----------
     Total revenue..................        29,162        18,733          54,396        33,996
Cost of sales:                              14,084         9,102          25,695        16,879
                                       -----------    ----------     -----------    ----------
     Gross profit...................        15,078         9,631          28,701        17,117
Selling, general and administrative         15,889         7,438          27,494        13,036
                                       -----------    ----------     -----------    ----------
     Income (loss) from operations            (811)        2,193           1,207         4,081
Other income, net...................           281           258             692           256
                                       -----------    ----------     -----------    ----------
     Income (loss) before income tax          (530)        2,451           1,899         4,337
Income tax expense..................           523           932           1,553         1,631
                                       -----------    ----------     -----------    ----------

     Net income (loss)..............   $    (1,053)   $    1,519     $       346    $    2,706
                                       ===========    ==========     ===========    ==========
Basic earnings per share............         $(.09)         $.17            $.03          $.31
                                       ===========    ==========     ===========    ==========
Weighted average number of common
 shares outstanding.................    11,101,000     8,686,000      11,062,000     8,711,000
                                       ===========    ==========     ===========    ==========
Diluted earnings per share..........         $(.09)         $.16            $.03          $.29
                                       ===========    ==========     ===========    ==========
Weighted average number of common
 and common equivalent shares
 outstanding........................    12,230,000     9,470,000      12,069,000     9,339,000
                                       ===========    ==========     ===========    ==========

                            See accompanying notes

--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                FOR THE SIX MONTHS ENDED
                                                                           ------------------------------------
                                                                            JUNE 30, 1998         JUNE 30, 1997
                                                                           --------------         -------------
Net cash (used in) provided by operating activities..................         $   (512)             $  2,804
                                                                              --------              --------

Cash flows from investing activities:
 Sales of investments in marketable securities.....................           11,094                 1,171
 Acquisition of businesses, net of cash acquired.....................           (2,498)                  (93)
 Purchases of property and equipment.................................           (9,513)               (1,134)
                                                                              --------              --------
  Net cash (used in) investing activities............................             (917)                  (56)
                                                                              --------              --------

Cash flows from financing activities:
 Proceeds from initial public offering, net of offering costs........                                 31,391
 Repurchase of common stock..........................................                                 (4,026)
 Payments on notes payable...........................................                                (10,161)
 Proceeds from long-term debt........................................                                  8,575
 Proceeds from exercise of stock options.............................              550                    16
 Tax benefit of stock options exercised..............................              121
                                                                              --------              --------
  Net cash provided by financing activities..........................              671                25,795
                                                                              --------              --------

Net (decrease) increase in cash......................................             (758)               28,543
Effect of exchange rate changes on cash and cash equivalents.........                2                    13
Adjustment to conform fiscal year of Barefoot Computer Training
 Limited.............................................................             (213)

Cash and cash equivalents at beginning of period.....................           11,395                 2,120
                                                                              --------              --------
Cash and cash equivalents at end of period...........................         $ 10,426             $  30,676
                                                                              ========             =========

                            See accompanying notes

--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except for share data)  (Unaudited)
--------------------------------------------------------------------------------

                                          COMMON STOCK
                                    ------------------------
                                                                                                   ACCUMULATED
                                                                   ADDITIONAL                          OTHER             TOTAL
                                       SHARES                       PAID-IN         RETAINED       COMPREHENSIVE      SHAREHOLDERS'
                                       ISSUED        AMOUNT         CAPITAL         EARNINGS          INCOME             EQUITY
                                     ----------      ------       -----------      -----------      -----------       ------------
Balance at December 31, 1997         10,987,171      $    -       $    43,749      $     6,769      $      ( 36)      $    50,482
Adjustment  to conform fiscal
 year of Barefoot Computer
 Training Limited                                                                         (213)                              (213)
Shares issued                             5,357                           150                                                 150
Stock options exercised                 126,373                         1,331                                               1,331
Comprehensive income:
    Net income                                                                             346
  Other comprehensive income,
   net of tax:
    Foreign currency translation
     adjustments                                                                                              2
    Unrealized gains on securities,
     net of reclassification
     adjustment                                                                                              71
      Comprehensive income                                                                                                    419
                                     ----------      ------       -----------      -----------      -----------       -----------
Balance at June 30, 1998             11,118,901      $    -       $    45,230      $     6,902      $        37       $    52,169
                                     ==========      ======       ===========      ===========      ===========       ===========

Disclosure of reclassification amount:
  Unrealized holding gain arising during the period                $    67
    Less:  reclassification adjustment for losses
             Included in net income                                      4
                                                                   -------
  Net unrealized gains on securities                               $    71
                                                                   =======

ARIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal, recurring adjustments which are necessary to state fairly the condensed consolidated balance sheets, condensed consolidated statements of income, statements of cash flows and statement of changes in shareholders' equity of ARIS Corporation ("ARIS" or the "Company") as of and for the periods indicated. ARIS presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosures contained in the Company's Annual Report on Form 10-K filed on March 31, 1998, have been omitted. Additionally, footnotes and other disclosures which would substantially duplicate the disclosures contained in the Company's Registration Statement on Form S-4 filed on May 5, 1998, as amended, have been omitted.

2. On February 28, 1998, the Company completed a merger with Barefoot Computer Training Limited ("Barefoot"), a company that provides information technology training services in London, England. The acquisition was accounted for as a pooling-of-interests, in which the Company issued 278,611 shares of its common stock (the "Common Stock") in exchange for all of the outstanding shares of Barefoot capital stock. Accordingly, all periods included in the financial information furnished herein have been restated to give effect to the merger. Barefoot's assets were subsequently transferred by the Company to its wholly-owned United Kingdom subsidiary, Oxford Computer Group Limited ("OCG"). Barefoot had a November 30 year end and, accordingly, the Barefoot balance sheet at November 30, 1997, has been combined with the balance sheet of ARIS at December 31, 1997; Barefoot's statements of income for the quarter and six months ended May 31, 1997, have been combined with the ARIS statements of income for the quarter and six months ended June 30, 1997; and Barefoot's statement of cash flows for the six months ended May 31, 1997, has been combined with the ARIS statement of cash flows for the six months ended June 30, 1997. In order to conform Barefoot's year end to ARIS' year end, Barefoot's financial statements for the month of December are not included in the statements of income or cash flows for the quarter and six months ended June 30, 1998.

     On June 30, 1998, the Company completed a merger with InTime Systems International, Inc. ("InTime"), a Delaware corporation having its principle offices in West Palm Beach, Florida. InTime, now a division of the Company, provides information technology and human resource management systems consulting services focusing primarily on Oracle and PeopleSoft technologies. The acquisition was accounted for as a pooling-of-interests, in which the Company issued 786,710 shares of Common Stock in exchange for all of the outstanding shares of InTime common stock and warrants (the "Warrants") to purchase 761,656 shares of the Company's Common Stock in exchange for all of the outstanding warrants to purchase shares of InTime common stock. Accordingly, all periods included in the financial information furnished herein have been restated to give effect to the merger.

     A reconciliation of amounts of revenue and earnings for the quarter and six months ended June 30, 1997, previously reported by ARIS to the combined amounts presented herein follows:

                                                            As reported    Adjustment    Adjustment     Combined
                                                            -----------    ----------    ----------     --------
                                                                ARIS        Barefoot       InTime
                                                            -----------    ----------    ----------
For the three months ended June 30, 1997:
  Revenue                                                   $13,507,000    $1,930,000    $3,296,000    $18,733,000
  Net income                                                $ 1,303,000       166,000    $   50,000    $ 1,519,000
For the six months ended June 30, 1997:
  Revenue                                                   $23,916,000    $3,550,000    $6,530,000    $33,996,000
  Net income                                                $ 2,347,000    $  277,000    $   82,000    $ 2,706,000

     A summary of amounts of revenue and earnings for the quarter and six months ended June 30, 1998, for ARIS and InTime follows:

                                                                     ARIS               InTime              Combined
                                                                  -----------         -----------          -----------
For the three months ended June 30, 1998:
  Revenue                                                         $23,166,000         $ 5,996,000          $29,162,000
  Net income (loss)                                               $   270,000         $(1,323,000)         $(1,053,000)
For the six months ended June 30, 1998:
  Revenue                                                         $43,902,000         $10,494,000          $54,396,000
  Net income (loss)                                               $ 1,315,000         $  (969,000)         $   346,000

3. Basic earnings per share is calculated as income available to common shareholders divided by the weighted average number of shares of Common Stock outstanding during the periods. Diluted earnings per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the periods, including options and warrants computed using the treasury stock method. All earnings per share amounts from prior periods have been restated to conform with the current period presentation.

     The difference between the weighted average number of shares of Common Stock outstanding used to calculate basic earnings per share and the weighted average number of shares of Common Stock and Common Stock equivalents outstanding used to calculate diluted earnings per share is the incremental shares attributed to outstanding options and warrants to purchase Common Stock computed using the treasury stock method:

                                                     For the Quarter Ended June 30,        For the Six  Months Ended June 30,
                                                   ----------------------------------      ----------------------------------
                                                       1998                  1997                 1998               1997
Weighted average number of
  common shares outstanding                         11,101,000             8,686,000           11,062,000          8,711,000
Effect of dilutive securities:
  Warrants                                             187,000                 4,000              187,000              4,000
  Options                                              942,000               780,000              820,000            624,000
                                                    ----------             ---------           ----------          ---------
                                                     1,129,000               784,000            1,007,000            628,000
                                                    ----------             ---------           ----------          ---------
Weighted average number of
  common and common equivalent
  shares outstanding                                12,230,000             9,470,000           12,069,000          9,339,000
                                                    ==========             =========           ==========          =========



4. On April 30, 1998, the Company, through OCG, acquired all the outstanding stock of MMT Computer (Reading) Limited ("MMT"), an information technology consulting company located in Reading, England, in exchange for $2,499,000 cash. The acquisition was accounted for under the purchase method of accounting.

5. The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. The statement establishes new standards for reporting and displaying comprehensive income in the financial statements. In addition to net income, comprehensive income includes charges or credits to equity that is not the result of transactions with shareholders. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted this standard as of March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ARIS provides an integrated information technology ("IT") solution consisting of consulting and training services primarily focused on Oracle, Microsoft, PeopleSoft and Lotus technologies. ARIS currently focuses on three core consulting competencies: packaged application implementation, custom application development and systems architecture planning and deployment. With the completion of its merger with InTime Systems International, Inc., a Delaware corporation having its principal offices in West Palm Beach, Florida ("InTime") on June 30, 1998 (the "InTime Merger"), the Company has broadened its service offering to include an expertise in human resource management systems ("HRMS") consulting services, focusing primarily on Oracle and PeopleSoft technologies. The Company offers instructor-led training for IT professionals conducted at ARIS' training centers and at client facilities. The Company also develops, markets and supports proprietary software products that enhance Oracle database management and Oracle packaged applications. As a result of the InTime Merger, the Company has increased its software offering to include additional proprietary software products, TAMS and TAMS/O, which are complementary to InTime's HRMS focus. The Company believes that its ability to provide clients with an integrated IT solution, coupled with its focus on leading-edge technologies, provide it with a unique competitive advantage.

     This commentary should be read in conjunction with the sections of the following documents for a full understanding of the Company's financial condition and results of operations: from the Company's Registration Statement on Form S-1 filed May 29, 1997, as amended, and its Prospectus dated June 18, 1997, the Risk Factors, pages 3 to 10, Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 15 to 25, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages F-1 to F-31; the Company's Annual Report on Form 10-K for the year ended December 31, 1997; the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1998, September 31, 1997 and June 30, 1997; the Company's Current Report on Form 8-K filed September 26, 1997 in connection with the Company's acquisition of Enterprise Computing Inc. (doing business as Buller Owens & Associates); and the Registration Statement on Form S-4 filed May 5, 1998, as amended, in connection with the InTime Merger, including the Consolidated Financial Statements and Notes to Consolidated Financial Statements, pages F-1 to F-37.

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

     THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30,
1997

     RECENT ACQUISITIONS AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL
STATEMENTS

     On February 28, 1998, the Company completed a merger with Barefoot Computer Training Limited ("Barefoot"), a company that provides information technology training services in London, England. The acquisition was accounted for as a pooling-of-interests, in which the Company issued 278,611 shares of its Common Stock in exchange for all of the outstanding shares of Barefoot's capital stock. Accordingly, all periods included in the financial information furnished herein have been restated to give effect to the merger. On April 30, 1998, the Company transferred all of the assets of Barefoot to Oxford Computer Group Limited, the Company's wholly-owned United Kingdom subsidiary ("OCG").

     Barefoot had a November 30 year end and, accordingly, the Barefoot balance sheet at November 30, 1997, has been combined with the balance sheet of ARIS at December 31, 1997; Barefoot's statements of income for the quarter and six months ended May 31, 1997, have been combined with the ARIS statements of income for the quarter and six months ended June 30, 1997; and Barefoot's statement of cash flows for the six months ended May 31, 1997, has been combined with the ARIS statement of cash flows for the six months ended June 30, 1997. In order to conform Barefoot's year end to ARIS' year end, Barefoot's financial statements for the month of December are not included in the statements of income or cash flows for the quarter and six months ended June 30, 1998.

     On June 30, 1998, the Company completed the InTime Merger. The InTime Merger was accounted for as a pooling-of-interests, in which the Company issued 786,710 shares of its Common Stock in exchange for all of the outstanding shares of InTime common stock and Warrants to purchase 761,656 shares of the Company's Common Stock in exchange for all of the outstanding warrants to purchase shares of InTime common stock. Accordingly, all periods included in the financial information furnished herein have been restated to give effect to the InTime Merger.

     On April 30, 1998, the Company, through OCG, acquired all the outstanding stock of MMT Computer (Reading) Limited ("MMT"), an information technology consulting company, in exchange for $2,499,000 cash. The acquisition was accounted for under the purchase method of accounting. MMT conducts consulting projects focusing primarily on Lotus technologies in the United Kingdom.

     TOTAL REVENUE

     Total revenue increased $10,429,000 to $29,162,000 for the quarter ended June 30, 1998 from $18,733,000 for the quarter ended June 30, 1997, representing a 56% increase. During calendar year 1997 and through June 30, 1998, the Company has acquired the following companies: OCG on February 28, 1997; Enterprise Computing, Inc. d/b/a Buller Owens & Associates ("Buller Owens") on October 1, 1997; Agiliti, Inc. ("Agiliti") and Absolute! Inc. ("Absolute!") on November 3, 1997; Barefoot on February 28, 1998; MMT on April 30, 1998;

and InTime on June 30, 1998.

     CONSULTING REVENUE

     Consulting revenue increased as a result of an overall increase in the level of consulting activity as well as the acquisitions of MMT and InTime. The Company employed or contracted for the services of 312 full-time consultants and project managers at June 30, 1998 compared to 240 at June 30, 1997. Consulting revenues increased $5,639,000 to $15,824,000 for the quarter ended June 30, 1998 from $10,185,000 for the quarter ended June 30, 1997 representing a 55% increase. The acquisition of InTime contributed consulting revenue of $5.5 million for the quarter ended June 30, 1998 and $2.8 million for the quarter ended June 30, 1997.

     TRAINING REVENUE

     Training revenue increased $2,952,000 to $10,253,000 for the quarter ended June 30, 1998 from $7,301,000 for the quarter ended June 30, 1997, representing a 40% increase. Revenue increased in the comparison period as a result of a significant increase in the number of classes and class training days offered. The Company offered 1,737 classes and 4,767 training days in the quarter ended June 30, 1998 as compared to 1,445 classes and 3,621 training days in the quarter ended June 30, 1997. A portion of the increase in training revenue for the second quarter of 1998 is attributable to the acquisitions of Buller Owens, Absolute! and Agiliti. On a pro forma basis (assuming these acquired companies had been owned throughout the comparison periods), total revenue increased approximately 29%.

     SOFTWARE REVENUE

     Software revenue increased $1,838,000 to $3,085,000 for the quarter ended June 30, 1998 from $1,247,000 in the quarter ended June 30, 1997, representing an increase of 147%. The increase in revenue is primarily attributable to increased sales of the NoetixViews suite of products by ARIS Software, Inc. ("ASI"), the Company's wholly-owned subsidiary. InTime's proprietary software products, TAMS and TAMS/O, contributed software sales of $488,000 in the quarter ended June 30, 1998 and $467,000 in the quarter ended June 30, 1997.

     COST OF SALES

     Cost of sales consists primarily of salaries and employee benefits for consultants, project managers and instructors; subcontractor fees; and non-reimbursable travel expenses related to consulting and training activities as well as cost of production of software modules and amortization of capitalized software costs. Cost of sales increased $4,982,000 to $14,084,000 in the quarter ended June 30, 1998 from $9,102,000 in the quarter ended June 30, 1997. The increase in cost of sales is primarily a reflection of the increase in sales and the activities associated with such sales. Cost of sales as a percentage of sales decreased from 49% for the quarter ended June 30, 1997 to 48% for the quarter ended June 30, 1998. The decrease is a result of a relative increase in sales of software products. Software sales have a lower percentage of cost of sales compared to the Company's consulting and training operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative (SG&A) expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases; amortization of capitalized computer hardware and equipment costs; software license fees, travel and business development costs as well as amortization of intangibles and non-recurring acquisition costs. SG&A expense increased $8,451,000 to $15,889,000, including acquisition costs, for the quarter ended June 30, 1998 from $7,438,000 for the quarter ended June 30, 1997, representing an increase of 114%. The increase in SG&A expenses is primarily the result of the Company's growth in sales and the inclusion of acquisition-related expenses. SG&A expenses for the quarter ended June 30, 1998 include costs associated with acquisitions of $4.2 million (15% of revenue) and amortization of intangibles of $150,000. For the period ended June 30, 1997, these costs were $54,000 and $84,000, respectively.

     Acquisition-related costs include professional fees to attorneys, accountants and advisors, compensation charges for non-qualified stock option exercises, employee severance and retention payments, costs associated with preparation, filing and printing of the Registration Statement on Form S-4 and Proxy Statement filed with the SEC on May 5, 1998, as amended, and costs related to the integration of an acquired business. Management believes that the non-recurring acquisition related costs expensed in the second quarter of 1998 will be sufficient to provide for the cost of integration of Barefoot, InTime and MMT without further material cost to the Company.

     Exclusive of costs associated with acquisitions and amortization of intangibles, SG&A expenses increased due to growth in the number of management, sales and administrative staff from 205 at June 30, 1997 to 346 at June 30, 1998 and the Company's increased focus on recruiting, sales staffing and marketing. SG&A expenses as a percentage of sales increased from 40% in the quarter ended June 30, 1997 to 55% for the quarter ended June 30, 1998. Exclusive of acquisition costs, SG&A expenses were 40% of sales at June 30, 1998 and June 30, 1997.

     OTHER INCOME, NET

     Other income, net, consists primarily of interest income on cash and cash equivalents, partially offset by interest expense associated with short-term borrowings. Other income, net, increased $23,000 from $258,000 for the quarter ended June 30, 1997 to $281,000 for the quarter ended June 30, 1998. For the quarter ended June 30, 1997 other income, net, was derived primarily from a gain on sale of investment securities while other income, net, in the second quarter of 1998 is comprised primarily of interest on marketable securities.

     The Company completed an initial public offering of its Common Stock on June 19, 1997. Proceeds from the offering, net of underwriters' discounts and commissions amounted to $31.2 million. Average invested proceeds during the quarter ended June 30, 1998 and 1997 were $14.1 and $7.4 million, respectively.

     INCOME TAX EXPENSE

     Income tax expense decreased $409,000 to $523,000 in the quarter ended June 30, 1998 from $932,000 for the quarter ended June 30, 1997, primarily as a result of the loss before income tax for the quarter ended June 30, 1998. As a percentage of revenues, income tax expense decreased from 5.0% for the quarter ended June 30, 1997 to 1.8% for the quarter ended June 30, 1998. Portions of the acquisition-related charges are not deductible for federal and certain state income taxes and accordingly, there is not a tax benefit at statutory rates for all of the loss in the quarter ended June 30, 1998. Management estimates that exclusive of the acquisition-related charges, the Company's effective tax rate increased from 35% for the quarter ended June 30, 1997 to 40% for the quarter ended June 30, 1998. The increase in the effective tax rate is primarily attributable to an increase in state income taxes payable as a result of the Company doing business in more states having income taxes.

     NET INCOME

     Net income decreased $2,572,000 to a loss of $1,053,000 (3.6% of revenue) for the quarter ended June 30, 1998 from net income of $1,519,000 (8.1% of revenue) for the quarter ended June 30, 1997, primarily as a result of acquisition-related expenses. Exclusive of non-recurring acquisition related expenses, a gain on sale of investment securities and related income taxes, net income as a percentage of sales increased from $1,458,000 and 7.8% of revenue to $2,320,000 and 8.0% of revenue for the quarters ended June 30, 1997 and 1998 respectively. The cumulative effect of acquisition costs net of related income taxes amounted to $3.4 million, or 11.7% of revenue, in the quarter ended June 30, 1998.

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     TOTAL REVENUE

     Total revenues increased $20,400,000 to $54,396,000 for the six months ended June 30, 1998 from $33,996,000 for the six months ended June 30, 1997, representing a 60% increase. As discussed below, increases in revenues were reflected in all three lines of business.

     CONSULTING REVENUE

     Consulting revenue increased as a result of an overall increase in the level of consulting activity as well as the acquisitions of MMT and InTime. Consulting revenues increased $9,090,000 to $29,105,000 for the six months ended June 30, 1998 from $20,015,000 for the six months ended June 30, 1997 representing a 45% increase. The acquisition of InTime contributed revenue of $9.8 million in the six months ended June 30, 1998 and $6 million in revenue in the six months ended June 30, 1997.

     TRAINING REVENUE

     Training revenue increased $7,690,000 to $19,855,000 for the six months ended June 30, 1998 from $12,165,000 for the six months ended June 30, 1997, representing a 63% increase. Revenue increased in the comparison period as a result of a significant increase in the number of classes and class training days offered. The Company offered 2,978 classes and 8,314 training days in the six months ended June 30, 1998 as compared to 1,806 classes and 4,766 training days in the six months ended June 30, 1997. A portion of the increase in training revenue for the first six months of 1998 is attributable to businesses acquired by the Company subsequent to June 30, 1997.

     SOFTWARE REVENUE

     Software revenue increased $3,620,000 to $5,436,000 for the six months ended June 30, 1998 from $1,816,000 for the six months ended June 30, 1997, representing an increase of 199%. The increase in revenue is primarily attributable to sales of the Company's NoetixViews suite of products. Sales of software products by InTime were $718,000 and $504,000 for the six months ended June 30, 1998 and 1997 respectively.

     COST OF SALES

     Cost of sales increased $8,816,000 to $25,695,000 in the six months ended June 30, 1998 from $16,879,000 in the six months ended June 30, 1997. The increase in cost of sales is primarily a reflection of the increase in sales and the activities associated with such sales. Cost of sales as a percentage of sales decreased from 50% for the six months ended June 30, 1997 to 47% for the six months ended June 30, 1998. The reduction in cost of sales as a percentage of sales was caused by the relative increase in sales of software products. Software sales have a lower percentage of costs of sales compared to the Company's training and consulting operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     SG&A expense increased $14,458,000 to $27,494,000 for the six months ended June 30, 1998 from $13,036,000 for the six months ended June 30, 1997, representing an increase of 111%. The increase in SG&A expenses is primarily the result of the Company's general growth in sales and the inclusion of acquisition expenses. Included in SG&A expenses are costs associated with acquisitions completed during the six months ended June 30, 1998 amounting to $5,656,000 (10% of revenue) and $75,000 during the six months ended June 30, 1997. SG&A expense also includes amortization of intangibles of $271,000 during the six months ended June 30, 1998 and $148,000 during the six months ended June 30, 1997.

     Acquisition-related costs include professional fees to attorneys, accountants and advisors, compensation charges for non-qualified stock option exercises, employee severance and retention payments, costs associated with preparation, filing and printing of the Registration Statement on Form S-4 and Proxy Statement filed with the SEC on May 5, 1998, as amended, and costs related to the integration of an acquired business. Management believes that the non-recurring acquisition related costs expensed in the six months of 1998 will be sufficient to provide for the cost of integration of Barefoot, InTime and MMT without further material cost to the Company.

     Exclusive of cost associated with acquisitions and amortization of intangibles, SG&A expenses increased from 38% for the six months ended June 30, 1997 to 40% for the six months ended June 30, 1998 due to growth in the number of management, sales and administrative staff from 205 at June 30, 1997 to 346 at June 30, 1998 and the Company's increased focus on recruiting, sales staffing and marketing.

     OTHER INCOME, NET

     Other income, net, increased $436,000 from $256,000 for the six months ended June 30, 1997 to $692,000 for the six months ended June 30, 1998. In the six months ended June 30, 1997 other income, net, was derived primarily from gain on sale of investments. Average invested proceeds during the six months ended June 30, 1998 and 1997 were $17,079,000 and $4,215,000, respectively.

     INCOME TAX EXPENSE

     Income tax expense decreased $78,000 to $1,553,000 in the quarter ended June 30, 1998 from $1,631,000 for the six months ended June 30, 1997. As a percentage of revenues, income tax expense decreased from 4.8% in the six months ended June 30, 1997 to 2.9% in the six months ended June 30, 1998. There is not a tax benefit at statutory rates for certain acquisition-related expenses in the six months ended June 30, 1998. Management estimates that exclusive of the acquisition-related charges the Company's effective tax rate increased from 35% in the six months ended June 30, 1997 to 40% for the comparable period ended June 30, 1998. The increase in the effective tax rate is primarily attributable to an increase in state income taxes payable as a result of the Company doing business in more states having state income taxes.

     NET INCOME

     Net income decreased $2,360,000 to $346,000 (1% of revenue) for the six months ended June 30, 1998 from net income of $2,706,000 (8% of revenue) for the six months ended June 30, 1997, primarily as a result of acquisition-related expenses. Exclusive of acquisition-related expenses and related taxes, net income as a percentage of sales increased from $2.7 million and 8% of revenue to $4.6 million and 8.5% of revenue for the six months ended June 30, 1997 and 1998 respectively. The cumulative effect of acquisition costs net of related income taxes amounted to $4.2 million or 7.7% of revenue for the six months ended June 30, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998 the Company had working capital of $27,838,000 including cash and cash equivalents and marketable debt securities of $14,867,000.

     Net cash in the amount of $512,000 was used in the six month period ended June 30, 1998. Included in this amount is $5.6 million used for acquisition-related costs. The Company liquidated $11.1 million of its investment in marketable securities to provide cash for its purchase of property and equipment including an office building used for its corporate headquarters.

     Net cash of $2,804,000 was provided by operations in the six months ended June 30, 1997. In the six months ended June 30, 1997, the Company sold investments in marketable securities in the amount of $1,171,000 while cash was utilized for the purchase of property and equipment in the amount of $1,134,000 and the acquisition of a business in the amount of $93,000. The Company's primary financing activity in the six months ended June 30, 1997 was the completion of its initial public offering which provided cash proceeds of $31.2 million net of costs of the offering. In February, 1997, the Company utilized $4,026,000 cash to repurchase 415,000 shares of its Common Stock. The Company used $10,161,000 of the proceeds from its initial public offering to repay the Company's line of credit with US Bank, including $8,575,000 which had been borrowed during the six months ended June 30, 1997. As a result, cash increased $28,543,000 in the six months ended June 30, 1997.

     The Company has financed its acquisitions of businesses and general business expansion through cash generated through operating activities and its initial public offering, promissory notes and the issuance of warrants and Common Stock. The Company believes that it will be able to continue to fund all capital required to acquire new businesses (if management determines to make further acquisitions) with cash generated from operations, cash currently on hand and bank financing. The Company has a $10 million line of credit with US Bank, a division of First Bank Systems. The credit line provides funds for general business purposes as well as the acquisition of companies and is secured by substantially all of the Company's assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. The Company is in compliance with all requirements of the agreement. At June 30, 1998 there were no borrowings against the credit line. The credit line expires on June 1, 2000. To continue its growth strategy, however, the Company may need to issue additional debt or equity securities.

     Management anticipates that through the remainder of 1998 cash and marketable securities will continue to be employed for general corporate purposes including the opening of new offices, potential acquisitions of companies and other business opportunities as they may arise. The Company anticipates that capital expenditures related to these purposes will continue to be financed by operational cash flows as well as utilization of invested funds, if needed.

     IMPACT OF YEAR 2000

     The Year-2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Additionally, even if ARIS' systems are fully Year-2000 compliant, if any of its material suppliers or vendors are not fully Year-2000 compliant, it is possible that a system failure or miscalculations causing disruptions in the Company's operations or potential problems with its product and service offerings could result.

     The Company has begun an assessment of its IT and non-IT systems, material third party relationships, and service and product offerings to determine whether the Company faces any business or financial risk from the Year-2000 issue. Through its assessment, the Company has begun to identify areas where the Company faces any business or financial risk, identify potential solutions to address those risks, and to implement the solutions or develop a comprehensive contingency plan in a timely manner in an effort to minimize the Company's Year-2000 exposure. The Company has completed its risk assessment of its IT systems and is still in the initial phase of assessing its other Year-2000 business and financial risks, including development of a comprehensive questionnaire designed to elicit responses from material suppliers and vendors with whom the Company does business as to their Year-2000 exposure and readiness.

     Based on the Company's initial assessment of its IT systems, the Company has determined that its accounting system runs on a version of a software product, MAS 90, which is not Year-2000 compliant. The Company intends to upgrade to a new Year-2000 compliant version of MAS 90 prior to the end of the first quarter of 1999 at a cost of approximately $50,000. Additionally, although the Oracle database on which the Company runs its proprietary time and billing, class registration and operational software, ACETS, is Year-2000 compliant, ACETS is reliant upon an end-user software application, Oracle Forms 3.0, which is not Year-2000 compliant. The Company intends to upgrade to a new Year-2000 compliant version of Oracle Forms prior to December 31, 1999 at a cost of approximately $150,000. If further tests of the Company's IT and non-IT systems, material third party relationships, and service and product offerings reveal other Year-2000 compliance problems, or the Company is unable to upgrade to a Year-2000 compliant version of MAS 90 or Oracle Forms or other comparable software, or any of the Company's material third party suppliers or vendors do not successfully and in a timely manner achieve Year-2000 compliance, the Company's business or operations could be adversely affected. Based on these early indications from the Company's assessment, and the non-material cost of upgrading the Company's accounting system and ACETS to currently available Year-2000 compliant software, the Company does not currently anticipate any material business or financial risk to the Company resulting from the Year-2000 issue.

     RECENT ACCOUNTING PRONOUNCEMENT

     In June 1997 the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company continues to evaluate the impact, if any, this statement will have on disclosures in the consolidated financial statements.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary market risk to which ARIS' operations are exposed is the effects of changes in foreign currency exchange rates. Income from ARIS' foreign operations is frequently denominated in foreign currencies, thereby creating exposure to changes in exchange rates. This foreign currency exposure is monitored by the Company as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The effect of changes in exchange rates on ARIS' earnings has been immaterial relative to other factors that also affect earnings, such as sales and operating margins.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved from time to time in routine legal proceedings incidental to its business. As of June 30, 1998, the Company was not involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

     In connection with the Company's initial public offering (the "Offering") of its Common Stock, the Company filed a Registration Statement on Form S-1 on April 18, 1997 (Registration No. 333-25409), as amended (the "Registration Statement"), pursuant to which the Company registered 2,320,800 shares of its Common Stock, of which 2,300,000 shares were sold by the Company, and the remaining 20,800 shares were sold by certain selling shareholders. The Registration Statement was declared effective by the Securities and Exchange Commission on June 17, 1997. Deutsche Morgan Grenfell was the managing underwriter of the Offering. The Offering commenced on June 18, 1997, and terminated following the sale of all of the securities registered under the Registration Statement. The Common Stock was offered, and sold, to the public at $15.00 per share, for aggregate consideration of $34,812,000, of which the Company received gross proceeds of $32,085,000, the selling shareholders received gross proceeds of $290,160, and the remaining $2,436,840 was allocated as the underwriting discount.

     From the effective date of the Registration Statement through June 30, 1998, the Company has incurred an estimated $3,255,000 in expenses for the Company's account in connection with the issuance and distribution of the Common Stock, including underwriting discounts and commissions ($2,415,000) and other expenses ($840,000). No finders' fees or expenses were paid to or for the underwriters. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.

     From the effective date of the Registration Statement through June 30, 1998, the Company has applied $4,000,000 of the Offering proceeds to the repayment of the Company's revolving credit line. The Company has used $16.4 million of the Offering proceeds for working capital and expansion of the Company's business, including acquiring and investing in complementary businesses and the purchase of the Company's headquarters in Bellevue, Washington. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company. To date, the Company believes that it has used the Offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. The remaining $14.8 million of the Offering proceeds is held in cash or invested in short term marketable debt securities and money market funds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of ARIS Corporation was held on April 28, 1998. A total of 8,183,113 shares of the Company's Common Stock were represented in person or by proxy at the meeting, which comprised 79.85% of the total number of shares of the Company's Common Stock outstanding as of March 6, 1998, the record date for the meeting. The following four proposals were considered and voted on by the shareholders of the Company.

     Election of Directors. At the meeting, Kendall W. Kunz was re-elected to serve as a Class III director of the Company for a term of three years until the Company's Annual Meeting of Shareholders in 2001. Mr. Kunz received 8,175,206 votes, which represents 99.9% of the shares present at the meeting in person or by proxy. Continuing as directors of the Company are Kenneth A. Williams, a Class II director whose term expires in 1999, and Paul Y. Song and Bruce R. Kennedy, both Class I directors whose terms expire in 2000.

     Amendment to 1997 Stock Option Plan. The Company's shareholders approved an amendment to the Company's 1997 Stock Option Plan to increase the number of shares issuable under the plan to 2,000,000. Of the votes represented at the meeting, 6,743,026 votes were cast in favor of the amendment, 956,985 votes were cast against the amendment, and 483,102 votes abstained or were withheld from voting.

     1998 Employee Stock Purchase Plan. The Company's shareholders adopted the 1998 Employee Stock Purchase Plan as described in and attached as Exhibit B to the Proxy Statement dated April 6, 1998. Of the votes represented at the meeting, 7,639,388 votes were cast in favor of the Plan, 61,176 votes were cast against the Plan, and 482,549 votes abstained or were withheld from voting.

     Form of Indemnification Agreement. The Company's shareholders approved the form of Indemnification Agreement entered into by the Company's and each of its officers and directors. The form of Indemnification Agreement was attached as Exhibit C to the Proxy Statement dated April 6, 1998. Of the votes represented at the meeting, 7,980,092 votes were cast in favor of the amendment, 5,410 votes were cast against the amendment, and 197,611 votes abstained or were withheld from voting.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          See Exhibit Table on page 23.

     (B)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of                ARIS Corporation
August, 1998.
                                      By:  /s/ Thomas W. Averill
                                         ---------------------------------------
                                         Thomas W. Averill
                                         Vice President, Finance;
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
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