Form 10-Q
period 1998-09-30
ARIS CORP/
filed 1998-11-13
CIK 1037186

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM      TO

                       COMMISSION FILE NUMBER 000-22649

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

             2229 112TH AVENUE NE, BELLEVUE, WASHINGTON 98004-2936
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (425) 372-2747
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares outstanding of the registrant's common stock as of September 30, 1998 was 11,166,719.

================================================================================

                                ARIS CORPORATION

                                   FORM 10-Q

INDEX                                                                             PAGE
PART I.   FINANCIAL INFORMATION
Item 1    Financial Statements
          a) Condensed Consolidated Balance Sheets as of September 30, 1998 and
             December 31, 1997                                                       3
          b) Condensed Consolidated Statements of Income for the Quarter and
             Nine Months Ended September 30, 1998 and 1997                           4
          c) Condensed Consolidated Statements of Cash Flows for the Quarter and
             Nine Months Ended September 30, 1998 and 1997                           5
          d) Condensed Consolidated Statement of Changes in Shareholders' Equity
             for the Nine Months Ended September 30, 1998                            6
          e) Notes to Condensed Consolidated Financial Statements                  7-8
Item 2    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                  9-15
Item 3    Qualitative And Quantitative Disclosures About Market Risk                15
PART II.  OTHER INFORMATION
Item 1    Legal Proceedings                                                         16
Item 2    Changes in Securities                                                     16
Item 3    Defaults Upon Senior Securities                                           16
Item 4    Submission of Matters to a Vote of Security Holders                       16
Item 5    Other Information                                                         16
Item 6    Exhibits and Reports on Form 8-K                                          17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ARIS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                      (UNAUDITED)
                       ASSETS
                       ------
Current assets:
  Cash and Cash equivalents                             $ 5,653      $11,395
  Investments in marketable securities                    5,513       15,464
  Accounts receivable, net of allowance for doubtful
   accounts
   of $947 and $698                                      28,624       15,314
  Other current assets                                    3,406        2,970
                                                        -------      -------
    Total current assets                                 43,196       45,143
Property and equipment, net                              16,415        7,156
Intangible and other assets, net                         10,392        8,252
                                                        -------      -------
    Total assets                                        $70,003      $60,551
                                                        =======      =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable                                      $ 3,310      $ 3,270
  Accrued liabilities                                     6,494        3,164
  Other current liabilities                               4,640        3,050
                                                        -------      -------
    Total current liabilities                            14,444        9,484
                                                        -------      -------
Deferred income taxes                                       238          585
                                                        -------      -------
Commitments and contingencies
Shareholder's equity:
  Preferred stock, 5,000,000 shares authorized, none
   issued and outstanding
  Common stock, no par value; 100,000,000 shares
   authorized
  Additional paid-in-capital                             45,953       43,749
  Retained earnings                                       9,359        6,769
  Accumulated other comprehensive income                      9          (36)
                                                        -------      -------
    Total shareholders' equity                           55,321       50,482
                                                        -------      -------
    Total liabilities and shareholders' equity          $70,003      $60,551
                                                        =======      =======


                             See accompanying notes

                                ARIS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                             FOR THE QUARTER ENDED     FOR THE NINE MONTHS ENDED
                          --------------------------- ---------------------------
                          SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                              1998          1997          1998          1997
Revenue, net:
  Consulting               $   17,730    $   11,269    $   46,591    $   31,285
  Training                     10,765         7,207        30,620        19,372
  Software                      2,993         1,370         8,672         3,185
                           ----------    ----------    ----------    ----------
  Total revenue                31,488        19,846        85,883        53,842
Cost of sales                  14,506         9,659        39,296        26,538
                           ----------    ----------    ----------    ----------
  Gross profit                 16,982        10,187        46,587        27,304
Selling, general and
 administrative                13,077         8,219        41,473        21,255
                           ----------    ----------    ----------    ----------
  Income from operations        3,905         1,968         5,114         6,049
Other income, net                 206           477           896           733
                           ----------    ----------    ----------    ----------
  Income before income
   tax                          4,111         2,445         6,010         6,782
Income tax expense              1,654           959         3,207         2,519
                           ----------    ----------    ----------    ----------
  Net income               $    2,457    $    1,486    $    2,803    $    4,263
                           ==========    ==========    ==========    ==========
Basic earnings per share   $      .22    $      .14    $      .25    $      .45
                           ==========    ==========    ==========    ==========
Weighted average number
 of common shares
 outstanding               11,125,000    10,826,000    11,083,000     9,416,000
                           ==========    ==========    ==========    ==========
Diluted earnings per
 share                     $      .21    $      .13    $      .23    $      .42
                           ==========    ==========    ==========    ==========
Weighted average number
 of common and common
 equivalent shares
 outstanding               11,928,000    11,741,000    12,022,000    10,139,000
                           ==========    ==========    ==========    ==========



                             See accompanying notes

                                ARIS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                   FOR THE NINE MONTHS ENDED
                                                  ---------------------------
                                                  SEPTEMBER 30, SEPTEMBER 30,
                                                      1998          1997
Net cash (used in) provided by operating
 activities                                          $(2,133)      $ 3,613
                                                     -------       -------
Cash flows from investing activities:
  Sales of investments in marketable securities       15,625         1,171
  Purchases of investments                            (5,603)      (27,491)
  Acquisition of businesses, net of cash acquired     (3,498)          (93)
  Purchases of property and equipment                (11,137)       (1,668)
                                                     -------       -------
    Net cash (used in) investing activities           (4,613)      (28,081)
                                                     -------       -------
Cash flows from financing activities:
  Proceeds from initial public offering, net of
   offering costs                                                   31,246
  Repurchase of common stock                                        (4,026)
  Payments on notes payable                                        (10,195)
  Proceeds from long-term debt                                       8,575
  Proceeds from issuance of common stock                 668
  Proceeds from exercise of stock options                455            58
  Tax benefit of stock options exercised                 121
                                                     -------       -------
    Net cash provided by financing activities          1,244        25,658
                                                     -------       -------
Net (decrease) increase in cash                       (5,502)        1,190
Effect of exchange rate changes on cash and cash
 equivalents                                             (27)            7
Adjustment to conform fiscal year of Barefoot
 Computer Training Limited                             (213)
Cash and cash equivalents at beginning of period      11,395         2,120
                                                     -------       -------
Cash and cash equivalents at end of period           $ 5,653       $ 3,317
                                                     =======       =======



                             See accompanying notes

                                ARIS CORPORATION

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)

                            COMMON STOCK
                          -----------------
                                                                 ACCUMULATED
                                            ADDITIONAL              OTHER         TOTAL
                            SHARES           PAID-IN   RETAINED COMPREHENSIVE SHAREHOLDERS'
                            ISSUED   AMOUNT  CAPITAL   EARNINGS    INCOME        EQUITY
Balance at December 31,
 1997                     10,987,171  $ --   $43,749    $6,769      $(36)        $50,482
Adjustment to conform
 fiscal year of Barefoot
 Computer Training
  Limited                                                 (213)                     (213)
Shares issued                 42,609             818                                 818
Stock options exercised      136,939           1,386                               1,386
Comprehensive income:
 Net income                                              2,803
 Other comprehensive
  income, net of tax:
   Foreign currency
    translation
    adjustments                                                      (19)
   Unrealized gains on
    securities, net of
    reclassification
    adjustment                                                        64
     Comprehensive income                                                          2,848
                          ----------  ----   -------    ------      ----         -------
Balance at September 30,
 1998                     11,166,719  $ --   $45,953    $9,359      $  9         $55,321
                          ==========  ====   =======    ======      ====         =======

Disclosure of reclassification
 amount:
 Unrealized holding gain arising
  during the period                    $60
 Less: reclassification adjustment
  for losses
  included in net income                 4
                                       ---
 Net unrealized gains on securities    $64
                                       ===

                               ARIS CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal, recurring adjustments which are necessary to state fairly the condensed consolidated balance sheet, condensed consolidated statements of income, statements of cash flows and statement of changes in shareholders' equity of ARIS Corporation ("ARIS" or the "Company") as of and for the periods indicated. ARIS presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosures contained in the Company's Annual Report on Form 10-K filed on March 31, 1998, have been omitted. Additionally, footnotes and other disclosures which would substantially duplicate the disclosures contained in the Company's Registration Statement on Form S-4 filed on May 5, 1998, as amended, have been omitted.

2. On February 28, 1998, the Company completed a merger with Barefoot Computer Training Limited (Barefoot), a company that provides information technology training services in London, England. The acquisition was accounted for as a pooling-of-interests, in which the Company issued 278,611 shares of its common stock (the "Common Stock") in exchange for all of the outstanding shares of Barefoot capital stock. Accordingly, all periods included in the financial information furnished herein have been restated to give effect to the merger. Barefoot's assets were subsequently transferred by the Company to its wholly-owned United Kingdom subsidiary, ARIS UK Limited (formerly Oxford Computer Group Limited). Barefoot had a November 30 year end and, accordingly, the Barefoot balance sheet at November 30, 1997, has been combined with the balance sheet of ARIS at December 31, 1997; Barefoot's statements of income for the quarter and nine months ended August 31, 1997, have been combined with the ARIS statements of income for the quarter and nine months ended September 30, 1997; and Barefoot's statement of cash flows for the nine months ended August 31, 1997, has been combined with the ARIS statement of cash flows for the nine months ended September 30, 1997. In order to conform Barefoot's year end to ARIS' year end, Barefoot's financial statements for the month of December are not included in the statements of income or cash flows for the quarter and nine months ended September 30, 1998.

3. On June 30, 1998, the Company completed a merger with InTime Systems International, Inc. ("InTime"), a Delaware corporation having its principal offices in West Palm Beach, Florida. InTime, now a division of the Company, provides information technology and human resource management systems consulting services focusing primarily on Oracle and PeopleSoft technologies. The acquisition was accounted for as a pooling-of-interests, in which the Company issued 786,710 shares of Common Stock in exchange for all of the outstanding shares of InTime common stock and warrants (the "Warrants") to purchase 761,656 shares of the Company's Common Stock in exchange for all of the outstanding warrants to purchase shares of InTime common stock. Accordingly, all periods included in the financial information furnished herein have been restated to give effect to the merger.

  A reconciliation of amounts of revenue and earnings for the quarter and nine months ended September 30, 1997, previously reported by ARIS to the combined amounts presented herein follows:

                           AS REPORTED ADJUSTMENT ADJUSTMENT
                              ARIS      BAREFOOT    INTIME      COMBINED
     For the three months
      ended September 30,
      1997:
      Revenue              $14,582,000 $1,679,000 $ 3,585,000  $19,846,000
      Net income           $ 1,588,000     13,000 $  (115,000) $ 1,486,000
     For the nine months
      ended September 30,
      1997:
      Revenue              $38,498,000 $5,229,000 $10,115,000  $53,842,000
      Net income           $ 3,935,000 $  361,000 $   (33,000) $ 4,263,000

                               ARIS CORPORATION

4. Basic earnings per share is calculated as income available to common shareholders divided by the weighted average number of shares of Common Stock outstanding during the periods. Diluted earnings per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the periods, including options and warrants computed using the treasury stock method. All earnings per share amounts from prior periods have been restated to conform with the current period presentation.

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

                                    FOR THE QUARTER ENDED  FOR THE NINE MONTHS
                                        SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                    --------------------- ---------------------
                                       1998       1997       1998       1997
     Weighted average number of
      common shares outstanding     11,125,000 10,826,000 11,083,000  9,416,000
     Effect of dilutive
      securities:
      Warrants                          79,000      4,000     90,000      4,000
      Options                          724,000    911,000    849,000    719,000
                                    ---------- ---------- ---------- ----------
                                       803,000    915,000    939,000    723,000
                                    ---------- ---------- ---------- ----------
     Weighted average number of
      common and common equivalent
      shares outstanding            11,928,000 11,741,000 12,022,000 10,139,000
                                    ========== ========== ========== ==========

5. On April 30, 1998, the Company, through ARIS UK Limited, acquired all the outstanding stock of MMT Computer (Reading) Limited ("MMT"), an information technology consulting company located in Reading, England, in exchange for $2,499,000 cash. The acquisition was accounted for under the purchase method of accounting.

6. On August 10, 1998, the Company, through ARIS Software, Inc. ("ASI"), a wholly-owned subsidiary, acquired all of the assets of dbcentric, Inc., a decision support systems administrative software company focusing on distributed data warehouse management ("dbcentric"), in exchange for $1,000,000 cash. The acquisition was accounted for under the purchase method of accounting.

7. The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. The statement establishes new standards for reporting and displaying comprehensive income in the financial statements. In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted this standard as of March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  ARIS provides an integrated information technology ("IT") solution consisting of consulting and training services primarily focused on Oracle, Microsoft, PeopleSoft and Lotus technologies. ARIS currently focuses on three core consulting competencies: packaged application implementation, custom application development and systems architecture planning and deployment. With the completion of its merger with InTime Systems International, Inc., a Delaware corporation having its principal offices in West Palm Beach, Florida ("InTime") on June 30, 1998 (the "InTime Merger"), the Company has broadened its service offering to include a specialization in human resource management systems ("HRMS") consulting services, focusing primarily on Oracle and PeopleSoft technologies. The Company offers instructor-led training for IT professionals conducted at ARIS' training centers and at client facilities and offers interactive on-line training on the Internet. The Company also develops, markets and supports proprietary software products that enhance Oracle database management and Oracle packaged applications. The Company's software products are marketed under the names NoetixViews and ARIS DFRAG and as a result of the InTime Merger, the Company has increased its software offering to include additional proprietary software products, TAMS and TAMS/O, which are complementary to InTime's HRMS focus. The Company believes that its ability to provide clients with an integrated IT solution, coupled with its focus on leading-edge technologies, provide it with a unique competitive advantage.

  This commentary should be read in conjunction with the sections of the following documents for a full understanding of the Company's financial condition and results of operations: the Company's Annual Report on Form 10-K for the year ended December 31, 1997; the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1998 and June 30, 1998; and the Registration Statement on Form S-4 filed May 5, 1998, as amended, in connection with the InTime Merger, including the Consolidated Financial Statements and Notes to Consolidated Financial Statements, pages F-1 to F-37.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

 Recent Acquisitions and Restatement of Previously Issued Financial Statements

  In August 1998, Oxford Computer Group Limited ("OCG"), the Company's wholly-owned United Kingdom subsidiary changed its name to ARIS UK Limited ("ARIS UK").

  On February 28, 1998, the Company completed a merger with Barefoot Computer Training Limited ("Barefoot"), a company that provides information technology training services in London, England. The acquisition was accounted for as a pooling-of-interests, in which the Company issued 278,611 shares of its Common Stock in exchange for all of the outstanding shares of Barefoot's capital stock. Accordingly, all periods included in the financial information furnished herein have been restated to give effect to the merger. On April 30, 1998, the Company transferred all of the assets of Barefoot to ARIS UK.

  Barefoot had a November 30 year end and, accordingly, the Barefoot balance sheet at November 30, 1997, has been combined with the balance sheet of ARIS at December 31, 1997; Barefoot's statements of income for the quarter and nine months ended August 31, 1997, have been combined with the ARIS statements of income for the quarter and nine months ended September 30, 1997; and Barefoot's statement of cash flows for the nine months ended August 31, 1997, has been combined with the ARIS statement of cash flows for the nine months ended September 30, 1997. In order to conform Barefoot's year end to ARIS' year end, Barefoot's financial statements for the month of December are not included in the statements of income or cash flows for the quarter and nine months ended September 30, 1998.

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

  On April 30, 1998, the Company, through ARIS UK, acquired all the outstanding stock of MMT Computer (Reading) Limited ("MMT"), an information technology consulting company, in exchange for $2,499,000 cash. The acquisition was accounted for under the purchase method of accounting. MMT conducts consulting projects focusing primarily on Lotus technologies in the United Kingdom.

  On August 10, 1998, the Company, through ARIS Software, Inc. ("ASI"), a wholly-owned subsidiary, acquired all of the assets of dbcentric, Inc., a decision support systems administrative software company focusing on distributed data warehouse management ("dbcentric"), in exchange for $1,000,000 cash. The acquisition was accounted for under the purchase method of accounting.

 Total Revenue

  Total revenue increased $11,642,000 to $31,488,000 for the quarter ended September 30, 1998 from $19,846,000 for the quarter ended September 30, 1997, representing a 59% increase. During the calendar year 1997 and through September 30, 1998, the Company has merged with or acquired the following companies: ARIS UK Limited on February 28, 1997; Enterprise Computing, Inc. d/b/a Buller Owens & Associates ("Buller Owens") on October 1, 1997; Agiliti, Inc. ("Agiliti") and Absolute! Inc. ("Absolute!") on November 3, 1997; Barefoot on February 28, 1998; MMT on April 30, 1998; InTime on June 30, 1998 and dbcentric on August 10, 1998.

 Consulting Revenue

  Consulting revenue increased $6,461,000 to $17,730,000 for the quarter ended September 30, 1998 from $11,269,000 for the quarter ended September 30, 1997, representing a 57% increase. Consulting revenue increased as a result of an overall increase in the level of consulting activity as well as the acquisition of MMT. Management estimates that MMT contributed $1.2 million in consulting revenue during the quarter ended September 30, 1998. The Company employed or contracted for the services of 375 full-time consultants and project managers at September 30, 1998 compared to 240 at September 30, 1997.

 Training Revenue

  Training revenue increased $3,558,000 to $10,765,000 for the quarter ended September 30, 1998 from $7,207,000 for the quarter ended September 30, 1997, representing a 49% increase. A significant portion of the increase in training revenue for the third quarter of 1998 is attributable to the acquisitions of Buller Owens, Absolute! and Agiliti. On a pro forma basis (assuming these acquired companies had been owned throughout the comparison periods), total revenue increased approximately 29%. Revenue increased in the comparison period as a result of a significant increase in the number of classes and class training days offered. The Company offered 2,279 classes and 5,676 training days in the quarter ended September 30, 1998 as compared to 1,394 classes and 4,767 training days in the quarter ended September 30, 1997.

 Software Revenue

  Software revenue increased $1,623,000 to $2,993,000 for the quarter ended September 30, 1998 from $1,370,000 in the quarter ended September 30, 1997, representing an increase of 118%. The increase in revenue is primarily attributable to increased sales of the NoetixViews suite of products by ASI.

 Cost of Sales

  Cost of sales consists primarily of salaries and employee benefits for consultants, project managers and instructors; subcontractor fees; and non-reimbursable travel expenses related to consulting and training activities, as well as cost of production of software modules and amortization of capitalized software costs. Cost of sales increased $4,847,000 to $14,506,000 in the quarter ended September 30, 1998 from $9,659,000 in the quarter ended September 30, 1997. The increase in cost of sales is primarily a reflection of the increase in sales and the activities associated with such sales. Cost of sales as a percentage of sales decreased from 49% for the quarter ended September 30, 1997 to 46% for the quarter ended September 30, 1998. The decrease is a result of a relative increase in sales of software products. Software sales have a lower percentage of cost of sales compared to the Company's consulting and training operations.

 Selling, General and Administrative Expense

  Selling, general and administrative ("SG&A") expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel, facility leases, amortization of capitalized computer hardware and equipment costs, software license fees, travel and business development costs as well as amortization of intangibles and non-recurring acquisition costs. SG&A expense increased $4,858,000 to $13,077,000 for the quarter ended September 30, 1998 from $8,219,000 for the quarter ended September 30, 1997, representing an increase of 59%. The increase in SG&A expenses is primarily the result of the Company's growth in sales. SG&A expenses include amortization of intangibles amounting to $169,000 and $83,000 for the quarters ended September 30, 1998 and 1997, respectively.

  SG&A expenses increased due to growth in the number of management, sales and administrative staff from 216 at September 30, 1997 to 403 at September 30, 1998 and the Company's increased focus on recruiting, sales staffing and marketing. SG&A expenses as a percentage of sales are 41.5% and 41.4% in the quarters ended September 30, 1998 and September 30, 1997, respectively.

 Other Income, Net

  Other income, net, consists primarily of interest income on cash and cash equivalents and partially from finance charges on accounts receivable. These are offset by interest expense associated with short-term borrowings. Other income, net, decreased $271,000 from $477,000 for the quarter ended September 30, 1997 to $206,000 for the quarter ended September 30, 1998. The reduction in other income is primarily the result of a decrease in invested cash, cash equivalents and marketable securities. Average invested proceeds during the quarters ended September 30, 1998 and 1997 were $12,421,469 and $27,927,622, respectively.

 Income Tax Expense

  Income tax expense increased $695,000 to $1,654,000 in the quarter ended September 30, 1998 from $959,000 for the quarter ended September 30, 1997, primarily as a result of the increase in the amount of income subject to tax. As a percentage of revenue, income tax expense increased from 4.8% for the quarter ended September 30, 1997 to 5.3% for the quarter ended September 30, 1998 and the effective tax rate on income before tax increased from 39.2% to 40.2%. The increase in taxes as a percentage of revenue and the increase in the effective tax rate are as a result of the Company doing business in an increasing number of states where the Company has become subject to state income taxes.

 Net Income

  Net income increased $971,000 to $2,457,000 (7.8% of revenue) for the quarter ended September 30, 1998 from net income of $1,486,000 (7.5% of revenue) for the quarter ended September 30, 1997. The increase in net income is primarily a result of the increase in sales and the decrease in the cost of sales as a percentage of sales.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

 Total Revenue

  Total revenue increased $32,041,000 to $85,883,000 for the nine months ended September 30, 1998 from $53,842,000 for the nine months ended September 30, 1997, representing a 60% increase. As discussed below, increases in revenue were reflected in all three lines of business.

 Consulting Revenue

  Consulting revenue increased $15,306,000 to $46,591,000 for the nine months ended September 30, 1998 from $31,285,000 for the nine months ended September 30, 1997, representing a 49% increase. Consulting revenue increased as a result of an overall increase in the level of consulting activity as well as the acquisition of MMT.

 Training Revenue

  Training revenue increased $11,248,000 to $30,620,000 for the nine months ended September 30, 1998 from $19,372,000 for the nine months ended September 30, 1997, representing a 58% increase. A significant portion of the increase in training revenue for the first nine months of 1998 is attributable to businesses acquired by the Company subsequent to September 30, 1997. Revenue increased in the comparison period as a result of a significant increase in the number of classes and class training days offered. The Company offered 5,637 classes and 14,650 training days in the nine months ended September 30, 1998 as compared to 3,366 classes and 8,614 training days in the nine months ended September 30, 1997.

 Software Revenue

  Software revenue increased $5,487,000 to $8,672,000 for the nine months ended September 30, 1998 from $3,185,000 for the nine months ended September 30, 1997, representing an increase of 172%. The increase in revenue is primarily attributable to sales of the NoetixViews suite of products by ASI.

 Cost of Sales

  Cost of sales increased $12,758,000 to $39,296,000 in the nine months ended September 30, 1998 from $26,538,000 in the nine months ended September 30, 1997. The increase in cost of sales is primarily a reflection of the increase in sales and the activities associated with such sales. Cost of sales as a percentage of sales decreased from 49% for the nine months ended September 30, 1997 to 46% for the nine months ended September 30, 1998. The reduction in cost of sales as a percentage of sales was caused by the relative increase in sale of software products. Software sales have a lower percentage of costs of sales compared to the Company's training and consulting operations.

 Selling, General and Administrative Expense

  SG&A expense increased $20,218,000 to $41,473,000 for the nine months ended September 30, 1998 from $21,255,000 for the nine months ended September 30, 1997, representing an increase of 95%. The increase in SG&A expenses is primarily the result of the Company's general growth in sales and the inclusion of acquisition expenses. Included in SG&A expenses are costs associated with acquisitions completed during the nine months ended September 30, 1998 amounting to $5,655,000 (6.6% of revenue) and $88,000 during the nine months ended September 30, 1997. SG&A expense also includes amortization of intangibles of $440,000 during the nine months ended September 30, 1998 and $231,000 during the nine months ended September 30, 1997. Management believes that the non-recurring costs expensed in the first nine months of 1998 should be sufficient to provide for the cost of integration of Barefoot, InTime and MMT without further material cost to the Company.

  Exclusive of costs associated with acquisitions and amortization of intangibles, SG&A expenses increased from 39% of revenue for the nine months ended September 30, 1997 to 41% of revenue for the nine months ended September 30, 1998 due to growth in the number of management, sales and administrative staff from 216 at September 30, 1997 to 403 at September 30, 1998 and the Company's increased focus on recruiting, sales staffing and marketing.

 Other Income, Net

  Other income, net, increased $163,000 from $733,000 for the nine months ended September 30, 1997 to $896,000 for the nine months ended September 30, 1998. Other income, net, consists primarily of interest income on cash and cash equivalents and partially from finance charges on accounts receivable. These are offset by interest expense associated with short-term borrowings. In the nine months ended September 30, 1997 other income, net, included approximately $282,000 from the gain on sale of investments. Average invested proceeds during the nine months ended September 30, 1998 and 1997 were $15,800,893 and $11,755,000, respectively.

 Income Tax Expense

  Income tax expense increased $688,000 to $3,207,000 in the nine months ended September 30, 1998 from $2,519,000 for the nine months ended September 30, 1997. As a percentage of revenue, income tax expense decreased from 4.7% in the nine months ended September 30, 1997 to 3.7% in the nine months ended September 30, 1998. There is no tax benefit at statutory rates for certain acquisition-related expenses incurred during the nine months ended September 30, 1998. Management estimates that exclusive of the acquisition-related charges, the Company's effective tax rate increased from 37.1% in the nine months ended September 30, 1997 to 39.7% for the comparable period ended September 30, 1998. The increase in the effective tax rate is primarily attributable to an increase in state income taxes payable as a result of the Company doing business in more states having state income taxes.

 Net Income

  Net income decreased $1,460,000 to $2,803,000 (3.3% of revenue) for the nine months ended September 30, 1998 from net income of $4,263,000 (7.9% of revenue) for the nine months ended September 30, 1997, primarily as a result of acquisition-related expenses. Exclusive of acquisition-related expenses, a one-time gain and related taxes, net income as a percentage of sales increased from $4,147,000 and 7.7% of revenue to $7,030,000 and 8.2% of revenue for the nine months ended September 30, 1997 and 1998 respectively. The cumulative effect of acquisition costs net of related income taxes amounted to $4,227,000 or 4.9% of revenue for the nine months ended September 30, 1998.

 Liquidity and Capital Resources

  As of September 30, 1998 the Company had working capital of $28,752,000 including cash and cash equivalents and marketable debt securities of $11,166,000. At December 31, 1997, the Company had working capital of $35,659,000 including cash, cash equivalents and marketable debt securities of $26,859,000. The Company intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from cash generated by operations and available cash.

  Net cash in the amount of $5,502,000 was used in the nine month period ended September 30, 1998. Included in this amount is $5.6 million used for acquisition-related costs. The Company liquidated $15.6 million of its investment in marketable securities to provide cash for its purchase of property and equipment, including an office building used for its corporate headquarters as well as cash related to the purchase of MMT and dbcentric. During the nine months ended September 30, 1997, the Company increased its net cash position by $1,190,000.

  Net cash of $2,133,000 was used by operations in the nine months ended September 30, 1998. As a result of the Company's significant increase in sales, cash utilization in the amount of $12,815,000 was attributed to growth of accounts receivable. In the nine months ended September 30, 1997, cash was provided by operating activities in the amount of $3,613,000. During this period, cash utilization in the amount of $4,132,000 was attributed to growth of accounts receivable.

  The Company's primary financing activity during the nine months ended September 30, 1997 was the completion of its initial public offering which provided cash proceeds of $31.2 million net of costs of the offering. In February 1997, the Company utilized $4,026,000 cash to repurchase 415,000 shares of its common stock. The Company used $10,161,000 of the proceeds from its initial public offering to repay the Company's line of credit with US Bank, including $8,575,000 which had been borrowed during the nine months ended September 30, 1997. As a result, financing activities provided cash of $25,658,000 during the nine months ended September 30, 1997 and substantially all of the proceeds from the public stock offering were invested in marketable debt securities.

  The Company has financed its acquisitions of businesses through cash generated by operating activities and its initial public offering, promissory notes and the issuance of warrants and common stock. The Company believes that it will be able to continue to fund all capital required to acquire new businesses (if management determines to make further acquisitions) with cash generated from operations, cash currently on hand and bank financing. The Company has a $10 million line of credit with US Bank, a division of First Bank Systems. The credit line provides funds for general business purposes as well as the acquisition of companies, and is secured by substantially all of the Company's assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. The Company is in compliance with all requirements of the agreement. At September 30, 1998 there were no borrowings against the credit line. The credit line expires on June 1, 2000. To continue its growth strategy, however, the Company may need to issue additional debt or equity securities.

  Management anticipates that through the remainder of 1998, cash and marketable securities will continue to be employed for general corporate purposes including the potential opening of new offices, potential acquisitions of companies and other business opportunities as they may arise. The Company anticipates that capital expenditures related to these purposes will continue to be financed by operational cash flows as well as utilization of invested funds, if needed.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company is involved from time to time in legal proceedings incidental to its business. As of September 30, 1998, the Company was not involved in any material legal proceedings.

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

  From the effective date of the Registration Statement through September 30, 1998, the Company has incurred an estimated $3,255,000 in expenses for the Company's account in connection with the issuance and distribution of the Common Stock, including underwriting discounts and commissions ($2,415,000) and other expenses ($840,000). No finders' fees or expenses were paid to or for the underwriters. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.

  From the effective date of the Registration Statement through September 30, 1998, the Company has applied $4,000,000 of the Offering proceeds to the repayment of the Company's revolving credit line. The Company has used $20.1 million of the offering proceeds for working capital and expansion of the Company's business, including acquiring and investing in complementary businesses and the purchase of the Company's headquarters in Bellevue, Washington. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company. To date, the Company believes that it has used the Offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. The remaining $11.1 million of the Offering proceeds is invested in short term marketable debt securities and money market funds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

      See Exhibit Table on page 19.

  (B) REPORTS ON FORM 8-K

      None.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated this 12th day of November, 1998.

                                          ARIS Corporation

                                                   /s/ Thomas W. Averill
                                          By:__________________________________
                                                     Thomas W. Averill
                                                  Vice President, Finance;
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                Accounting Officer and Duly
                                                    Authorized Officer)

                                    EXHIBITS

 EXHIBIT
 NUMBER  EXHIBIT NAME              PAGE
 ------- ------------              ----
  27.1   Financial Data Schedule