Form 10-K405
period 1998-12-31
ARIS CORP/
filed 1999-03-31
CIK 1037186

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission File Number: 0-22649

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

            2229 112th Avenue NE
            Bellevue, Washington                                   98004
  (Address of principal executive offices)                       (Zip code)

                                (425) 372-2747
             (Registrant's telephone number, including area code)

                               ----------------

  Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act:

                                            Name of each exchange
             Class                           on which registered
             -----------------------------  ----------------------
         Common Stock                       Nasdaq National Market
         Warrants to purchase Common Stock  Nasdaq National Market

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 5, 1999 was approximately $78,038,885.

  The number of shares of the registrant's Common Stock outstanding at March 5, 1999 was 11,270,323.

  The number of warrants to purchase shares of the registrant's Common Stock outstanding at March 5, 1999 was 718,997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Annual Report to Shareholders are incorporated by reference in Part I and Part II hereof.

  The Company's definitive proxy statement for its annual meeting of shareholders on May 24, 1999, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year, is incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. BUSINESS

  ARIS Corporation (which may be referred to as ARIS or the Company) was incorporated in Washington in 1990. ARIS provides an integrated information technology ("IT") solution consisting of consulting and training services primarily focused on Oracle, Microsoft, PeopleSoft, Sun and Lotus technologies. The Company also develops, markets and supports proprietary software products that enhance Oracle database management and Oracle packaged applications and the Company's human resource management systems ("HRMS") consulting practice.

  The Company markets its service and product offerings directly through its Consulting, Education and HRMS divisions, and through the following subsidiary companies:

  . ARIS Software, Inc. ("ASI"), a wholly-owned subsidiary of ARIS, develops, markets, distributes and sells certain of the Company's software product offerings (other than TAMS and TAMS/O, which are distributed and sold through the Company's HRMS division). ASI is a Washington corporation headquartered in Bellevue, Washington. ASI also has a registered branch office in Oxford, England.

  . ARIS (UK) Limited, formerly Oxford Computer Group Limited ("ARIS (UK)"), a wholly-owned subsidiary of ARIS, provides training and consulting services primarily in the United Kingdom and Europe. ARIS (UK) is a limited company organized under the laws of England and Wales with its principal offices in Oxford, England.

  . ARIS Computer Services GmbH ("ARIS GmbH"), a wholly-owned subsidiary of ARIS (UK), provides training services in Germany. ARIS GmbH is a German company with limited liability ("Gesellschaft mit beschrankter Haftung") with its primary place of business in Heidelberg, Germany.

  . ARIS (International), L.L.C. ("ARIS (International)"), a wholly-owned subsidiary of ARIS, provides training and consulting services outside of the United States. ARIS (International) is a Washington limited liability company with its principal place of business in Bellevue, Washington. ARIS (International) has a registered branch office in Tel Aviv, Israel.

  The Company believes that its ability to provide clients with an integrated IT solution, coupled with its focus on leading-edge technologies, provides it with a unique competitive advantage.

  This commentary should be read in conjunction with the following documents for a full understanding of the Company's financial condition and results of operations:

  .  The Company's Annual Report on Form 10-K for the year ended December 31,
     1997.

  . The Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1998, June 30, 1998 and September 30, 1998.

  . The Registration Statement on Form S-4 filed May 5, 1998, as amended, in connection with the Company's merger with InTime Systems International, Inc. ("InTime"), including the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

  All statements, trend analysis and other information contained herein relative to markets for the Company's services and products and trends in revenue, gross margins, expenses, results of operations and other financial information, as well as other statements including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business, market and economic risks, and the Company's actual results of operations may differ materially from those contained in the forward-looking statements.

Industry Background

  Enterprises face a rapidly changing, highly competitive environment where access to information through the use of information technology can result in improvements in products and services, lower costs and increased client satisfaction. An enterprise's ability to evaluate, integrate, deploy and leverage IT systems is a critical competitive issue. International Data Corporation ("IDC") estimates that the worldwide market for IT consulting is projected to grow to $53.5 billion by the year 2002.

  The complex task of developing and implementing enterprise-wide, mission critical solutions is a costly and time consuming undertaking. For example, enterprise resource planning projects, which generally include planning and integration of manufacturing, distribution, financial and other business systems, require cooperation and coordination of virtually every department within an enterprise. Enterprises must also ensure that their IT employees possess the skills to operate, maintain and maximize performance of their increasingly complex information systems. Additional employee training is also required each time an enterprise implements a new technology or updates its existing technology. In many large enterprises, IT training is virtually continuous. IDC estimates that the worldwide market for IT education and training is projected to grow to $28.3 billion by 2002.

  Many enterprises do not have adequate personnel with the requisite technology skills or are reluctant to expand or retool their existing IT departments for particular implementation projects. Most do not have the infrastructure to provide the necessary IT training internally. Confronted with these challenges, many enterprises turn to and rely upon independent IT service providers, such as ARIS, for their IT consulting and training requirements.

Strategy

  The Company's objective is to be a leading provider of integrated IT solutions by pursuing the following strategies:

  Leverage Synergies Between Consulting and Training. By offering a combination of consulting and training services, the Company believes it is able to: (i) capitalize on cross-selling opportunities between training and consulting; (ii) increase client referrals; (iii) enhance its name recognition; and (iv) provide a complete solution to its clients. The Company encourages its instructors to participate in consulting projects, enabling instructors to improve their technical knowledge with practical software implementation experience. In addition, the Company offers ongoing training in the latest technologies to its consultants and project managers.

  Focus on Leading-Edge Technologies and Technology Trends. The Company intends to maintain its alignment with leading-edge technology vendors such as Oracle, Microsoft, Lotus, PeopleSoft and Sun. ARIS may shift or expand its vendor focus over time in order to maintain alignment with leading-edge, emerging technologies. Additionally, the Company continually evaluates technology trends, such as new products and product releases, new training delivery mechanisms, and the evolving technology needs of its clients. Vendor-authorized, instructor-led open enrollment training continues to be an important aspect of the Company's education business. However, the Company intends to focus on more consulting-oriented education services and customized training for larger clients with increasing emphasis on Internet- and intranet-based training, including audio and video streaming and other "webcasting" technologies. The Company has also developed a proprietary performance improvement consulting methodology that assesses the client's training requirements and current skill levels, develops a curriculum specifically tailored to such requirements and skills, and evaluates performance to ensure that the client's training objectives are met. By focusing on leading-edge technologies and trends, the Company believes it will be able to continue to offer specialized and value-added services to its clients, at higher margins.

  Attract And Retain Highly Skilled IT Professionals. The Company's success depends on its ability to attract, train, motivate and retain highly skilled IT professionals. The Company believes it offers its employees: (i) multiple professional opportunities and challenges to work in one or more of the Company's consulting, training and software divisions; (ii) the ability to work with leading-edge technologies; (iii) attractive compensation plans that align employees' interests and goals with those of the Company; (iv) a stimulating, flexible, entrepreneurial work environment; and (v) the opportunity to train on the latest technologies.

  Maintain High Levels of Client Satisfaction. The Company believes that satisfying client expectations is critical to expanding relationships with existing clients and receiving positive references for future sales. To coordinate this important role, the Company recently appointed a Director of Project Management and Standards, whose duties include the development of standardized delivery and reporting requirements and quality assurance processes for the Company's consulting engagements.

  Strategic Growth. The Company intends to continue to expand its operations by opening or acquiring additional consulting offices and training centers in strategic geographic locations. During 1998, the Company increased its activity internationally through the establishment of ARIS GmbH in Heidelberg, Germany and the formation of ARIS (International) to better service its multinational clients. In addition to its internal growth, the Company made several strategic acquisitions of complementary businesses during 1998:

  . In February 1998, the Company acquired all of the outstanding capital of Barefoot Computer Training Limited ("Barefoot"), an IT training company based in London, England, in exchange for 278,611 shares of ARIS Common Stock. The transaction was accounted for as a pooling-of-interests. In April 1998, the Company exchanged its shares of Barefoot for shares of ARIS (UK), which resulted in Barefoot becoming a wholly-owned subsidiary of ARIS (UK). In May 1998, the assets and operations of Barefoot were merged into ARIS (UK).

  . In April 1998, ARIS (UK) acquired all of the outstanding share capital of MMT Computing (Reading) Limited ("MMT"), a consulting company focused primarily on Lotus technologies, for (Pounds)1,500,000 cash
     (US$2,499,000). In May 1998, the assets and operations of MMT were merged into ARIS (UK).

  . In June 1998, InTime merged with and into ARIS (the "InTime Merger") in exchange for 786,710 shares of ARIS Common Stock and warrants to purchase 718,997 shares of ARIS Common Stock. The transaction was accounted for as a pooling-of-interests. InTime provided systems integration services and software products relating to the selection, implementation and use of human resources, payroll and selected software systems.

  . In August 1998, ASI acquired substantially all of the assets of db-Centric, Inc. ("db-Centric"), a software development company located in San Francisco, California, in exchange for $1,000,000 cash. db-Centric's primary business involved the development of a distributed data warehouse query and resource management system.

  The Company may continue to pursue additional strategic acquisitions in order to acquire expertise in new technologies, expand its client base, gain access to qualified IT professionals and enter new geographic markets.

ARIS Consulting

  ARIS provides IT consulting services primarily to clients that require assistance planning, designing, developing, testing and deploying their specific technology requirements and infrastructure. ARIS currently focuses on three core consulting competencies: packaged application implementation, custom application development (including Internet-based systems), and systems architecture planning and deployment.

  Packaged Application Implementation. ARIS consulting focuses on the packaged enterprise resource planning (ERP) market, particularly the implementation of Oracle database management and Oracle packaged applications. Through the Company's HRMS division, the Company has significant experience in the HRMS vertical market, using primarily Oracle and PeopleSoft technologies.

  Custom Application Development. ARIS consulting provides custom application development services, particularly client/server and Internet/intranet projects, primarily involving Oracle and Microsoft technologies.

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

  The Company has organized its consulting operations into the following practice groups:

  . Oracle Consulting Services. The Oracle practice group implements all of Oracle's suite of ERP software application modules, including Oracle Financials, Manufacturing, Distribution, Projects and Human Resources. The Oracle practice group also provides custom application development services to clients using Oracle's Designer/Developer 2000 and other developer tools.

  . Microsoft Consulting Services. The Microsoft practice group provides consulting and implementation services including systems architecture, planning and deployment using the Microsoft Back Office suite of applications, which include NT, Exchange Server, SQL Server, Internet Information Server, SiteServer, Commercial Internet Server and Systems Management Server.

  . HRMS Consulting Services. The HRMS practice group provides consulting and implementation services for HRMS systems developed by Peoplesoft, Oracle, The US Group, Cyborg and ADP. This group was formed as a result of the InTime Merger. The HRMS practice group also develops and markets a proprietary software product called TAMS/O (Time & Attendance Management System for Oracle) that integrates with Oracle Human Resources, Oracle Payroll and Oracle Projects applications. The TAMS/O product is also marketed by Oracle as Oracle Time Management ("OTM") pursuant to a licensing arrangement with the Company.

  . Lotus Technologies. The Lotus consulting practice group provides consulting and implementation services on Lotus technologies, including Lotus Notes and Domino.

  Each practice group is headed by a Director or Vice President reporting to the Senior Vice President of North America. The Company's consulting clients are generally medium to large businesses and governmental agencies.

  Consultant utilization, billing rates and headcount are reviewed regularly by management to monitor whether projects are being completed in accordance with client expectations and contractual obligations. Most projects are staffed by Company employees although independent contractors may also be used depending on project requirements. As projects are completed or as new consultants are hired, there may be periods when individual consultants or project managers are not assigned to active client projects. During these periods of non-assignment, consultants and project managers may receive training on new technologies, help develop proprietary consulting methodologies and tools, or assist in developing the Company's internal data systems.

ARIS Training

  ARIS is a leading provider of vendor-certified and custom training to IT professionals including Microsoft BackOffice, Oracle database and tools, Sun Solaris and Java, Lotus Notes and Domino, Internet and networking technologies. ARIS provides instructor-led training through regularly scheduled open enrollment classes, private classes (using both standard and customized content), and Internet- and intranet-based training. ARIS also provides other training related services such as IT skills assessment, "train the trainer" programs, curriculum development and education consulting services.

  The Company seeks to achieve a high fill rate for each of its public classes without exceeding a maximum class size in order to preserve a high level of individual student attention. The Company devotes considerable resources to maintaining the skills of its instructors, who are required to maintain the certifications necessary to teach new course titles as a part of ARIS' vendor authorized training designations.

  ARIS uses both vendor-authorized and proprietary courseware and training methodologies. The Company continually evaluates market demand for training in its core technologies and updates current course titles or develops new course titles to satisfy the changing needs of the market. To ensure that its course titles and instructors meet the needs of the market and maintain the Company's quality standards, each class participant is asked to complete an evaluation of the course materials and of the instructor at the end of his or her training. These evaluations are used by the Company to modify course offerings and training techniques in order to improve instructor performance.

  In July 1998, ARIS entered into a strategic alliance with GeoTrain Corporation to offer certified Cisco Systems training in the ARIS training centers through out the United States and the United Kingdom.

  In the fourth quarter of 1998, ARIS restructured its training division, significantly reducing its fixed costs and overhead expenses, in response to decreased demand for IT training services and lower profitability as a result of the commoditization of open-enrollment IT training, increased competition, lack of new product releases by software vendors and other market factors. Traditional open-enrollment, classroom-based training will continue to remain a significant part of the Company's training strategy. However, the Company intends to focus more resources on customized private training and education consulting services for its corporate clients and alternative training delivery mechanisms, including Internet- and intranet-based training using audio and video streaming and other "webcasting" technologies. The Company has recently introduced Performance Improvement Consulting, a comprehensive training solution marketed to corporate clients. Performance Improvement Consulting involves assessing a client's training requirements and current skill levels of its IT staff, developing a customized training curriculum, delivering the training to the Company's IT staff, and testing the IT staff to ensure that the training meets the client's previously defined training goals. The Company believes that these customized, value-added training services should increase the profitability of its training operations.

ARIS Software

  ASI develops, distributes, markets and sells the Company's proprietary software products (other than TAMS and TAMS/O, which are developed and distributed through the Company's HRMS practice group). Currently, the Company markets and sells the following software products:

  . NoetixViews enables users of Oracle Applications to quickly retrieve non-standard business information from an Oracle database. By establishing a layer of "meta" data, NoetixViews serves as a platform on which customers can build their reporting systems, reducing costly re-design when a new version of an Oracle Application program is released. Currently, there are NoetixViews products for each of the following Oracle Applications:

      .  NoetixViews Accounts Payable  .  NoetixViews Accounts Receivable
      .  NoetixViews General Ledger    .  NoetixViews Fixed Assets
      .  NoetixViews Inventory         .  NoetixViews Order Entry
      .  NoetixViews Purchasing        .  NoetixViews Bills of Material
      .  NoetixViews Costing           .  NoetixViews Work in Progress
      .  NoetixViews Scheduling        .  NoetixViews Project Costing
      .  NoetixViews Human Resources   .  NoetixDW for Financials
      .  NoetixViews Project Billing   .  NoetixViews Application Object
                                          Library

  . ARIS DFRAG is a tool used by database administrators to identify and reorganize "fragmented" data in Oracle databases, thereby improving performance. ARIS DFRAG includes a graphical user interface based on Microsoft Windows which can be used to browse and manage database objects within an Oracle database.

  . TAMS and TAMS/O, which are developed, marketed and sold through the Company's HRMS division, are systems which collect and organize each employee's "time-worked" in order to produce an accurate paycheck, while providing management with information to better utilize human resources.

  . As a result of the acquisition of db-Centric, ASI is currently developing a proprietary distributed data warehouse query and resource management system software application. ASI expects to release this new product during 1999.

  Management believes its various software products enhance the Company's consulting services. Through its consulting and training services, ARIS expects to continue to identify development opportunities for new software products.

Relationships with Key Vendors

  The Company has developed strategic relationships with key vendors of software. These strategic relationships may allow the Company to gain access to pre-release versions of software and the software vendor's marketing channels, as well as to receive discounts on software. Certain of these software vendors also compete with the Company in providing IT consulting and training services and software products. Disputes between the Company and these software vendors could result in the loss of vendor certifications, a reduction in the number of client referrals, or vendor actions that might adversely affect the Company's ability to compete successfully with its competitors.

Sales and Marketing

  The Company's consulting and education divisions have separate sales forces. The Company's consulting sales operations are headed by a Vice President of Consulting Sales who reports to the Senior Vice President of North America. The Company's education sales operations are headed by a Vice President of Education Sales who reports to the Vice President of North America Education. The Education sales force includes account executives and account managers focused on selling larger, private training engagements and a telemarketing group to direct market the Company's public class offerings. Both the consulting and education sales teams are cross-trained to promote and sell all of the Company's consulting and education offerings. ASI sells its software products directly through account executives and internal telemarketing representatives and through referrals from the Company's consulting operations. Other important client sources include industry trade shows and referrals from, and joint marketing events with, Oracle, Microsoft and other IT vendors. ARIS' sales personnel are compensated through a combination of a base salary and commissions. Commissions are paid when services are performed or products are shipped rather than when a contract is signed.

  ARIS significantly increased its marketing budget and activities during 1998 to increase awareness of the ARIS brand. The ARIS marketing plan includes direct mail solicitations, advertising in IT trade journals, trade show participation and seminars. The Company's course catalogue and Internet web site are also integral parts of the Company's marketing effort.

Competition

  The IT consulting industry and the IT training industry are generally regarded as separate industries, each of which is rapidly growing and highly competitive. Within each industry there are a large number of competitors, many of which have significantly greater financial, technical, marketing and human resources and greater name recognition than the Company. The Company believes that its ability to provide clients with an integrated IT solution, coupled with its focus on leading-edge technologies, provides it with a unique competitive advantage. Nevertheless, the Company competes with companies in both the consulting and training industries.

  ARIS' principal competitors in the delivery of consulting services are the consulting divisions of the large multinational accounting firms, the consulting divisions of software vendors such as Oracle, Microsoft, Lotus and PeopleSoft, and numerous international, national and regional IT consulting firms. The Company faces competition in the delivery of IT training services from the in-house IT departments of its prospective clients, the training divisions and authorized training channels of software vendors such as Oracle, Sun, and Microsoft, and independent international, national and regional companies with IT training operations.

  ARIS DFRAG, TAMS and TAMS/O may compete with software products distributed by other companies. Although the Company believes few commercially available products currently compete directly with NoetixViews, Oracle has announced that it will be introducing a software product with some similar features and functionality during 1999. There can be no assurance that new competitive products will not be developed by Oracle, third party software vendors or by in-house IT departments of the Company's current or potential clients.

Intellectual Property

  The Company uses certain proprietary consulting and training methodologies, courseware, software applications and products, trademarks and service marks, and other proprietary intellectual property rights. The Company relies upon a combination of copyright, trademark and trade secret laws, as well as nondisclosure and other contractual arrangements, to protect its proprietary rights. The Company uses client licensing agreements and employee and third-party nondisclosure and confidentiality agreements to limit access to and distribution of its proprietary information.

  The Company develops custom software applications and methodologies, and training courses and training and consulting methodologies for third-party software products. The training courses, methodologies and courseware are owned by the Company through agreements with employees and subcontractors, but ownership of software applications developed for clients is often assigned to the client, with the Company retaining limited use licenses. The Company also develops software application tools in the course of its consulting projects. The Company generally seeks to retain significant ownership or marketing rights for adaptation and reuse in subsequent projects.

Personnel and Human Resources

  As of December 31, 1998, the Company had 810 full-time employees, 618 of whom were based in the United States and 192 of whom were based in the United Kingdom. Of this total, 254 employees were involved in the sale, delivery and support of training services, 421 employees were involved in the sale, delivery and support of consulting services, 43 employees were involved in the sale, marketing, development and support of software products, and 92 were involved in corporate level management and administration. In addition, the Company from time to time retains the services of subcontractors for certain consulting and training engagements.

  The Company places significant emphasis on the recruitment, training and professional development of its employees, and believes that it offers a competitive compensation package. These factors have resulted in attrition rates which management believes are below the industry average.

  The Company devotes considerable resources to its recruiting efforts. The Company identifies prospective employees through referrals from existing employees and clients, on-campus recruiting at colleges and universities, and by advertising at trade shows and over the Internet. The Company currently has eight full-time recruiters.

  The Company believes that its consultants and project managers benefit from their ability to receive ongoing training in the latest technologies through the Company's training division. The ability of the Company to train its consultants and project managers internally provides the Company with a competitive advantage over its competitors, many of whom must contract with third-party providers, including the Company, to keep their IT professionals current in the latest technologies.

  The Company's compensation package consists of a combination of salary, stock options, 401(k) matching, an employee stock purchase plan and other benefits-related plans. In addition, the Company awards performance-based bonuses to certain employees, including nearly all of its consultants, project managers and instructors. The Company believes that by linking employee compensation to the success of the Company, employees are encouraged to focus on client satisfaction and to seek continuous professional development.

Effect of Year 2000 (Y2K) Issue and Y2K Readiness Disclosure

  The following disclosure shall be considered Y2K Readiness Disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act. The Company has developed a phased Y2K readiness plan to help it identify and resolve Y2K issues associated with the Company's internal systems and the services it provides. The plan includes development of corporate awareness, assessment, implementation, validation testing and contingency planning.

  The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Even if ARIS' systems are fully Y2K compliant, if any of its material suppliers or vendors are not fully Y2K compliant, it is possible that a system failure or miscalculations could cause disruptions to the Company's operations or potential problems with its product and service offerings.

  The Company's consulting engagements often involve the implementation of software applications that replace legacy systems of the client that are not Y2K compliant. In the event that the Company is not able for any reason to meet its contractual obligations with a client, the Company could be found liable for damages as a result of that client's Y2K exposure. Such damages could include costs associated with re-mediating the client's legacy systems to make them Y2K compliant, and any other direct, indirect, consequential or incidental damages. The Company endeavors to negotiate appropriate limitations of liability and disclaimers regarding its Y2K and other liability in its agreements with clients. Although the Company does not carry any endorsement or policy specifically written for Y2K liability, the Company believes that its insurance includes adequate coverage for damages that may result from any Y2K related claim. However, there can be no guarantee that the Company will not be found liable for Y2K-related damages as a result of services performed by the Company on behalf of that client.

  The Company has begun its assessment of its IT and non-IT systems, material client and other third party relationships, and service and product offerings to determine whether the Company faces any business or financial risk from the Y2K issue. The Company's reliance on key suppliers, and therefore on the proper function of their IT and non-IT systems, means that their failure to address Y2K issues could have a material impact on the Company's operations and financial results. Through its assessment, the Company has begun to identify areas where the Company faces any business or financial risk, identify potential solutions to address those risks, and to implement the solutions or develop a comprehensive contingency plan in a timely manner in an effort to minimize the Company's Y2K exposure. In addition to the Company's internal systems, the Company relies on third party relationships in the conduct of its business. For example, the Company relies on the services of the landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines. The Company intends to devise contingency plans to ameliorate the negative effects on it in the event the Y2K issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company's business, results of operations or financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to Y2K issues could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has completed its risk assessment of its IT systems and will complete its assessment of its other Y2K business and financial risks by the end of the second quarter of 1999, including an assessment of the Y2K exposure and readiness of material suppliers and vendors with whom the Company does business. The Company has completed its upgrade to a Y2K compliant version of both its internal accounting software and its proprietary time and billing, class registration and operational software, ACETS. If further tests of the Company's IT and non-IT systems, material third party relationships, and service and product offerings reveal other Y2K compliance problems, or any of the Company's material third party suppliers or vendors do not successfully and in a timely manner achieve Y2K compliance, the Company's business or operations could be adversely affected.

  The foregoing discussion of the Company's Y2K readiness contains forward-looking statements including estimates of the timeframes and costs for addressing the known Y2K issues confronting the Company and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability of the Company to identify and correct all Y2K problems and the success of third parties with whom the Company does business in addressing their Y2K issues.

ITEM 2. PROPERTIES

  On March 30, 1998, the Company relocated its corporate headquarters to Bellevue, Washington. These premises, which the Company purchased in January 1998, consist of approximately 25,000 square feet of office space and house the Company's corporate, administrative, finance and accounting, human resources, sales and marketing, research and development, legal and IT departments, and also serves as the headquarters for ASI and ARIS (International). The Company and its subsidiaries also lease facilities in various locations listed in the table below (as of March 1, 1999):

                        Approximate
                          Square         No. of
   Location               Footage   Classrooms/Seats  Function
   -------------------  ----------- ----------------  --------
   Bellevue, WA           23,500      11/144 seats    Training, Consulting
   Beaverton, OR           7,800          5/72        Training, Consulting, Software
   Bloomington, MN        15,500          9/108       Training
   Columbia, SC            2,000           --         Consulting
   Dallas, TX              3,600           --         Consulting
   Dallas, TX              4,900          8/116       Training
   Denver, CO              7,200          5/50        Training, Consulting
   Fairfax, VA            17,000          5/90        Training, Consulting
   New York, NY           17,800         11/134       Training, Consulting
   Oak Brook, IL           7,400          4/61        Training
   Renton, WA              6,700           --         Telemarketing
   Tampa, FL               4,500           --         Consulting
   West Palm Beach, FL    10,529           --         Consulting
   Birmingham, UK          7,800          6/66        Training
   London, UK             14,400         18/180       Training
   Oxford, UK              5,000           --         UK HQ, Consulting
   Oxford, UK              8,000          6/80        Training
   Reading, UK             3,000           --         Consulting
   Heidelberg, Germany       900          2/26        Training

ITEM 3. LEGAL PROCEEDINGS

  The Company is from time to time involved in legal proceedings that arise out of the normal course of business. As of March 1, 1999, the Company was not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  (a) The Company's Common Stock is listed for quotation on the Nasdaq National Market (symbol "ARSC"). The number of shareholders of record of the Company's Common Stock at March 5, 1999 was 142. Additionally, the Company has warrants listed on the Nasdaq National Market (symbol "ARSCW"). Such warrants were issued as consideration to the former holders of warrants of InTime in connection with the InTime Merger. The warrants commenced trading on the Nasdaq National Market on July 16, 1998. Each of these warrants entitle the holder to purchase one share of ARIS Common Stock at an exercise price of $22.98. The warrants expire on February 15, 2000. The Company may redeem the warrants on 30 days notice for $0.16 per share if the average last reported sales price for the Common Stock equals or exceeds $32.17 per share for 30 consecutive business days. The number of warrants listed for quotation on the Nasdaq National Market at March 5, 1999 was 718,997 and were held by 13 holders of record.

  The Company has not declared or paid any cash dividends on its Common Stock since 1993. The Company currently anticipates that it will retain all future earnings for use in the expansion and operations of its business and does not anticipate paying cash dividends in the foreseeable future.

  High and low prices for the Company's Common Stock and warrants to purchase the Company's Common Stock for each quarter in 1998 are as follows:

                                 COMMON STOCK

                                                    Stock Price
                                                  ---------------
         Year                                      High     Low
         ---------------------------------------- ------- -------
         1998
         First Quarter........................... $30.500 $21.000
         Second Quarter.......................... $36.375 $25.875
         Third Quarter........................... $30.375 $21.938
         Fourth Quarter.......................... $24.500 $ 8.875


                                   WARRANTS

                                                   Warrant Price
                                                  ---------------
         Year                                      High     Low
         ---------------------------------------- ------- -------
         1998
         First Quarter...........................     N/A     N/A
         Second Quarter..........................     N/A     N/A
         Third Quarter........................... $ 7.875 $ 4.188
         Fourth Quarter.......................... $ 5.063 $ 0.938

  (b) From the effective date of the Company's Registration Statement on Form S-1 filed on April 18, 1997 and declared effective by the Securities and Exchange Commission on June 17, 1997 (Registration No. 333-25409), as amended (the "Registration Statement"), through December 31, 1998, the Company has applied $4,000,000 of the proceeds from its initial public offering (the "Offering") to the repayment of the Company's revolving bank loan, $5,376,000 in connection with the acquisition of other companies, and $13,865,000 to capital expenditures. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company. To date, the Company believes that its has used the Offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. As of December 31, 1998, the remaining $8,001,000 of the Offering proceeds were invested in short term marketable securities.

ITEM 6. SELECTED FINANCIAL DATA

  A summary of selected financial data as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 are set forth below.

                                           Years Ended December 31,
                         ------------------------------------------------------------
                            1994        1995        1996        1997         1998
Results of Operations    ----------- ----------- ----------- ----------- ------------
Revenues................ $15,079,000 $25,530,000 $43,896,000 $76,286,000 $115,894,000
Expenses and other
 income................. $14,028,000 $24,825,000 $41,662,000 $70,387,000 $114,494,000
Net income.............. $ 1,051,000 $   705,000 $ 2,234,000 $ 5,899,000 $  1,400,000
Basic earnings per
 share.................. $      0.22 $      0.09 $      0.27 $      0.60 $       0.13
Diluted earnings per
 share.................. $      0.19 $      0.09 $      0.26 $      0.56 $       0.12
                                           Years Ended December 31,
                         ------------------------------------------------------------
                            1994        1995        1996        1997         1998
Financial Condition      ----------- ----------- ----------- ----------- ------------
Cash, cash equivalents
 and securities
 available for sale..... $ 1,444,000 $ 4,562,000 $ 3,516,000 $26,859,000 $ 11,738,000
Total assets............ $ 7,390,000 $12,306,000 $20,675,000 $60,551,000 $ 69,481,000
Long-term debt, less
 current portion........         --          --          --          --           --
Shareholders' equity.... $ 2,781,000 $ 9,358,000 $13,190,000 $50,482,000 $ 55,314,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The Company's revenue is derived from the sale and delivery of its consulting and training services and sales of licenses and maintenance and support agreements for its software products. Consulting revenue is derived primarily from fees billed to clients for consulting services. Revenue from contracts that are billed on a time and materials basis is recognized as services are performed. Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date and cost to complete compared to estimated total costs for the contract. The Company bills its clients on a monthly or semi-monthly basis. Where revenue is recognized before an invoice is sent, the revenue in excess of billings is recorded as work in progress. Occasionally, the Company is requested to provide hardware and software in conjunction with its consulting projects. In such cases, the Company recognizes as revenue only the difference between its cost and the resale price for the software and hardware.

  Training revenue is derived primarily from fees charged to corporate clients for employee training, fees charged to individual students for open enrollment classes, fees from curriculum and custom courseware development for corporate clients and vendors such as Microsoft, fees derived from the licensing of proprietary courseware to third parties, and fees from performance improvement consulting and other consulting-based education services. Training is provided at client facilities, at ARIS' training centers, and over the Internet or corporate intranets. In its open enrollment classes, the Company seeks to fill each available seat in each scheduled class. The Company continuously monitors this fill rate and may cancel or reschedule classes that are under-enrolled.

  The Company derives software revenue from the sale of its proprietary software products, ARIS DFRAG, TAMS, TAMS/O, and the NoetixViews suite of products, and from maintenance and support contracts with clients who purchase the software products. Revenue is recognized when the software product has been shipped, collection is probable and there are no significant obligations of the Company remaining to be performed. Software maintenance and support is billed at the beginning of the contract period and is recognized ratably throughout the term of the contract.

Significant Events

  In December 1998, the Company announced a plan to restructure its training operations in order to improve the efficiency and profitability of training operations. The restructuring includes reorganizing the management of its training division from eight to three regions, consolidating training centers in cities having multiple centers to improve classroom utilization and reduce costs. Incident to the restructuring, the Company incurred expenses aggregating $2,185,000 in the fourth quarter of 1998. The expenses included $873,000 for employee severance $559,000 for equipment and asset abandonment, $593,000 for anticipated lease disposition costs and $160,000 associated with other aspects of restructuring of the Company's training operations. At December 31, 1998, $1,280,000 of the amount accrued was paid. The company fully expects to complete the restructuring and utilize all accrued costs by June 30, 1999. The Company estimates that the restructuring will result in annual cost savings of at least $2,000,000 in 1999.

  In addition to the training restructuring, the Company settled a litigation claim and expensed $759,000. Management believes that a portion of the litigation settlement cost may be recovered from insurance proceeds.

  On December 15, 1998, the Company completed its voluntary stock option exchange with existing employees holding options granted under the Company's 1997 Stock Option Plan. Senior management was precluded from participating in that exchange. Eligible employees electing to participate in the exchange surrendered their existing options and received new options to purchase 20% fewer shares of the Company's Common Stock at an exercise price of $9.75 per share, upon a modified vesting schedule.

Recent Acquisitions

  In addition to its internal growth, the Company has grown through strategic acquisitions of complementary businesses. A description of the Company's acquisitions during 1998 is included in Part I, Item 1 of this Form 10-K.

Subsequent Events

  In January of 1999, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's Common Stock. As of March 22, 1999, the Company has repurchased 330,600 shares at a weighted-average purchase price of $8.60 per share. Shares were purchased on the open-market or through negotiated transactions. Repurchased shares are expected to be available for issuance under the Company's 1997 Stock Option Plan and its Employee Stock Purchase Plan.

                             1998 COMPARED TO 1997

 Total Revenue

  Total revenue increased $39,608,000 to $115,894,000 for 1998 from $76,286,000 for 1997, representing a 52% increase. As discussed below, increases in revenue were reflected in all three lines of business.

  Consulting revenue increased $21,305,000 to $64,036,000 for 1998 from $42,731,000 for 1997, representing a 50% increase. Consulting revenue increased as a result of an overall increase in the level of consulting activity as well as the acquisition of MMT.

  Training revenue increased $11,502,000 to $40,398,000 for 1998 from $28,896,000 for 1997, representing a 40% increase. A significant portion of the increase in training revenue for 1998 is attributable to businesses acquired by the Company subsequent to September 30, 1997. Revenue increased in the comparison period as a result of a significant increase in the number of classes and class training days offered. The Company offered 7,572 classes and 20,135 training days during 1998 as compared to 5,870 classes and 15,059 training days during 1997.

  Software revenue increased $6,801,000 to $11,460,000 for 1998 from $4,659,000 for 1997, representing an increase of 146%. The increase in revenue is primarily attributable to sales of the NoetixViews suite of products by ASI.

 Cost of Sales

  Cost of sales increased $17,797,000 to $55,263,000 in 1998 from $37,466,000 in 1997, representing an increase of 48%. The increase in cost of sales is primarily a reflection of the increase in sales and the activities associated with such sales and restructuring costs included in 1998. Cost of sales as a percentage of sales decreased from 49% for 1997 to 48% for 1998. Exclusive of reorganization expenses, cost of sales were 47% of sales in 1998. The reduction in cost of sales as a percentage of sales was caused by the relative increase in the sale of software products that have a lower percentage of costs of sales compared to the Company's training and consulting operations. During 1998, consulting and training cost of sales was $53,250,000 and 46% of total revenue compared $36,635,000 and 48% of total revenue in 1997. Software cost of sales was $1,710,000 in 1998, representing 1.5% of total revenue compared to $831,000 and 1.1% of total revenue in 1997.

 Selling, General and Administrative Expense

  SG&A expense increased $19,906,000 to $48,822,000 and 42% of sales for 1998 from $28,916,000 and 38% of sales for 1997, representing an increase of 69%. The increase in SG&A expenses is primarily the result of an increased number of management, sales and administrative staff from 264 at December 31, 1997 to 369 at December 31, 1998 and the Company's increased focus on recruiting and marketing.

 Amortization of Intangible Assets

  Amortization of intangibles increased $251,000 to $631,000 during 1998, compared to $380,000 during 1997. Amortization of intangibles primarily consists of the amortization of goodwill of acquired companies where the transactions were accounted for under the purchase method of accounting. The increase arises primarily as a result of goodwill being amortized throughout 1998 for acquisitions completed in the fourth quarter of 1997.

 Acquisition Related Charges

  The Company recorded acquisition related charges totaling $5,655,000 during 1998, compared to $428,000 in 1997. For 1998, these acquisition related charges include costs such as business brokerage, legal and accounting fees as well as integration costs primarily associated with the acquisitions of Barefoot and InTime which were accounted for as poolings of interest during 1998.

 Restructuring and Other Expenses

  As discussed in Part II, Item 7, Significant Events in December 1998, the Company recorded a charge amounting to $2,944,000, of which $303,000 is included as a component of cost of sales associated with restructuring of the Company's training operations and the settlement of a claim. Management believes that the non-recurring costs expensed in 1998 should be sufficient to provide for the cost of restructuring its training division. The Company estimates that the restructuring will result in annual cost savings of at least $2,000,000 in 1999.

 Other Income, Net

  Other income, net, increased $17,000 to $1,158,000 during 1998 from $1,141,000 in 1997. Other income, net, consists primarily of interest income on cash and cash equivalents and partially from finance charges on accounts receivable. In 1997 other income, net, included $280,000 from the gain on sale of investments. During 1998 and 1997, average investments were $14,360,000 and $14,944,000, respectively.

 Income Tax Expense

  Income tax expense decreased $1,049,000 to $2,640,000 in 1998 from $3,689,000 for 1997. As a percentage of revenue, income tax expense decreased from 4.8% in 1997 to 2.3% in 1998. This decrease is a result of a decrease in taxable income from $9,588,000 in 1997 to $4,040,000 in 1998. However, the Company is not allowed deductions from taxable income for certain acquisition charges incurred during 1998. Such non-deductible charges have caused the Company's taxable income as a percentage of income subject to tax to increase from 38% in 1997 to 65% in 1998.

 Net Income

  Net income decreased $4,499,000 to $1,400,000 (1.2% of revenue) for 1998 from net income of $5,899,000 (7.7% of revenue) for 1997. The decrease is primarily a result of reorganization charges incurred in connection with the restructuring of the training division, and acquisition related charges. The decrease in income as a percentage of sales is primarily a result of lower gross profit from the Company's training division. Exclusive of acquisition and reorganization expenses, net income would have been $7,702,000 or approximately 7% of revenue and $5,987,000 or approximately 8% of revenue for 1998 and 1997, respectively.

                             1997 COMPARED TO 1996

 Total Revenue

  Total revenue increased $32,390,000 to $76,286,000 for 1997 from $43,896,000 for 1996, representing a 74% increase. Increases in revenue were reflected in all three lines of business.

 Consulting Revenue

  Consulting revenue increased $15,226,000 to $42,731,000 for 1997 from $27,505,000 for 1996, representing a 55% increase. Consulting revenue increased as a result of an overall increase in the level of consulting activity.

 Training Revenue

  Training revenue increased $14,185,000 to $28,896,000 for 1997 from $14,711,000 for 1996, representing a 96% increase. A significant portion of the increase in training revenue for 1997 is attributable to businesses acquired by the Company subsequent to December 31, 1996. Revenue increased in the comparison period as a result of a significant increase in the number of classes and class training days offered. The Company offered 3,998 classes and 10,668 training days during 1997 as compared to 2,200 classes and 6,811 training days during 1996.

 Software Revenue

  Software revenue increased $2,979,000 to $4,659,000 for 1997 from $1,680,000 for 1996, representing an increase of 177%. The increase in revenue is primarily attributable to sales of the NoetixViews suite of products by ASI.

 Cost of Sales

  Cost of sales increased $15,246,000 to $37,466,000 in 1997 from $22,220,000 in 1996, representing an increase of 69%. The increase in cost of sales is primarily a reflection of the increase in sales and the activities associated with such sales. Cost of sales as a percentage of sales decreased from 51% for 1996 to 49% for 1997. The reduction in cost of sales as a percentage of sales was caused by the relative increase in sale of software products. Software sales have a lower percentage of costs of sales compared to the Company's training and consulting operations.

 Selling, General and Administrative Expense

  SG&A expense increased $12,296,000 to $28,917,000 for 1997 from $16,621,000 for 1996, representing an increase of 74%. The increase in SG&A expenses is primarily the result of an increased number of management, sales and administrative staff and the Company's increased focus on recruiting and marketing.

 Amortization of Intangible Assets

  Amortization of intangibles increased $262,000 to $380,000 during 1997, compared to $118,000 during 1996. Amortization of intangibles consists primarily of amortization of goodwill of acquired companies and amortization of software development costs.

 Research and Development Expenses

  Software research and development expenses decreased $468,000 from $1,117,000 in 1996 to $649,000 in 1997. Software development costs were incurred in the development of the Company's NoetixViews suite of products and its TAMS and TAMS/O software products. Product development was substantially completed during 1997 for these products.

 Acquisition Related Charges

  The Company recorded acquisition-related charges totaling $428,000 during 1997, compared to $347,000 in 1996. These acquisition-related charges include costs such as business brokerage, legal and accounting fees, as well as integration costs primarily associated with the acquisitions of Oxford Computer Group Limited, Enterprise Computing, Inc., Agiliti, Inc. and Absolute!, Inc. during 1997, and SofTeach Corporation, SQLSoft, Inc. and Noetix Corporation during 1996. Such costs, though associated with specific acquisition transactions, are non-recurring. Management of the Company believes that the charges were sufficient to substantially provide for the complete integration of the acquired companies.

 Other Income, Net

  Other income, net, increased $945,000 from $196,000 for 1996 to $1,141,000 for 1997. Other income, net, consists primarily of investment income, interest income on cash and cash equivalents and partially from finance charges on accounts receivable. These are offset by interest expense associated with short-term borrowings. The increase in other income, net, for 1997 is primarily a result of interest and investment of proceeds from the Company's initial public offering in June 1997, as well as a gain on the sale of investments in 1997.

 Income Tax Expense

  Income tax expense increased $2,254,000 to $3,689,000 in 1997 from $1,435,000 for 1996. As a percentage of revenue, income tax expense increased to 4.8% in 1997 from 3.3% in 1996 while the Company's effective tax rate decreased from 39% in 1996 to 38% in 1997.

 Net Income

  Net income increased $3,665,000 to $5,899,000 (7.7% of revenue) for 1997 from net income of $2,234,000 (5.1% of revenue) for 1996, primarily as a result of the increase in the Company's sales, a reduction in cost of sales as a percentage of sales and a reduction in cost of software development as a percentage of sales.

  The Company's primary financing activity during 1997 was the completion of its initial public offering which provided cash proceeds of $31.2 million net of costs of the offering. In February 1997, the Company utilized $4,027,000 cash to repurchase 415,000 shares of its Common Stock. The Company used $10,161,000 of the proceeds from its initial public offering to repay the Company's line of credit with US Bank, including $8,575,000 which had been borrowed during 1997. As a result, financing activities provided cash of $24,527,000 during 1997 and substantially all of the proceeds from the public stock offering were invested in marketable debt securities.

                        LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1998 the Company had working capital of $28,700,000 including cash and cash equivalents and marketable debt securities of $11,738,000. At December 31, 1997, the Company had working capital of $35,659,000 including cash, cash equivalents and marketable debt securities of $26,859,000. The Company intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from cash generated by operations and available cash.

  Net cash in the amount of $1,742,000 was used during 1998. Cash amounting to $1,395,000 was used in operating activities including an increase of accounts receivable of $10,875,000 arising as a result of revenue growth of $39,608,000 during the year. Investing activities included the net sales of investments of $13,213,000, purchase of property and equipment amounting to $11,700,000 and the purchases of MMT and db-Centric amounting to $3,650,000. Property and equipment purchases include $5,220,000 for the Company's headquarters building in Bellevue, Washington.

  During 1997, the Company increased cash in the amount of $5,076,000. Operating activities provided $3,362,000 including the use of $4,712,000 for the increase of accounts receivable. The growth in accounts receivable was as a result of an increase in revenue of $32,390,000 over the prior year. The Company's primary financing and investment activity during 1997 was the completion of its initial public offering in June, 1997, which provided cash proceeds of $31.2 million net of costs of the offering. In February 1997, the Company utilized $4,027,000 cash to repurchase 415,000 shares of its common stock. The Company used $10,161,000 of the proceeds from its initial public offering to repay the Company's line of credit with US Bank, including $8,575,000 which had been borrowed during 1997. As a result, financing activities provided cash of $24,527,000 during 1997. Net investing activities in 1997 decreased cash by $22,813,000, including $1,726,000 used for certain of the Company's acquisitions and net increases of investments of $18,431,000.

  The Company has financed its acquisitions of businesses through cash generated by operating activities and its initial public offering, promissory notes and the issuance of warrants and Common Stock. The Company believes that it will be able to continue to fund all capital required by the Company including cash needed to acquire new businesses (if management determines to make further acquisitions) with cash generated from operations, cash currently on hand, bank financing and/or the issuance of additional debt or equity securities. The Company has a $10 million line of credit with US Bank, a division of First Bank Systems. The credit line provides funds for general business purposes as well as the acquisition of companies, and is secured by substantially all of the Company's assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. The Company is in compliance with all requirements of the agreement. At December 31, 1998 there were no borrowings against the credit line. The credit line expires on June 1, 2000.

  Management anticipates that during 1999, cash and marketable securities will continue to be employed for general corporate purposes including the potential opening of new offices, potential acquisitions of companies and other business opportunities as they may arise. The Company anticipates that capital expenditures related to these purposes will continue to be financed by operational cash flows as well as utilization of invested funds, if needed.

                         NEW ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in June 1997. This statement establishes new standards for reporting and displaying comprehensive income in the financial statements. In addition to net income, comprehensive income includes charges or credits to equity that is not the result of transactions with shareholders. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 and has provided the disclosures needed to conform with its requirements.

  In June 1997, FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is also effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 131 and has provided the disclosures needed to conform with its requirements.

  In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. If adopted by the Company, the Company expects that SFAS 133 will have no material impact on its financial statements.

            CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the factors discussed below and elsewhere in this Form 10-K have been discussed in the Company's prior filings with the Securities and Exchange Commission. Management of the Company wishes to caution readers that the following factors, among others, could in the future cause the Company's actual results to differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. Additional discussion of forward-looking statements is included in Part I, Item 1 of this Form 10-K.

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

Ability to Manage Growth

The Company has experienced rapid growth that has placed, and will continue to place, significant demands on its management and other resources. The Company expects to continue to hire additional personnel, open new offices and make acquisitions. To manage its growth effectively, the Company must continue to improve its operational, financial and other management processes and systems. In addition, the Company's success depends largely on management's ability to maintain high levels of employee utilization, project and instructional quality and competitive pricing for its services. None of the Company's senior management previously has managed a business of the Company's size or has any experience managing a public company other than the Company. No assurance can be given that the Company will be successful in managing its growth.

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

Dependence on Key Vendors of Software Technology

  The Company relies on formal and informal relationships with key providers of software technology, in particular, Microsoft, Oracle, Lotus, PeopleSoft and Sun. The Company participates in a number of Microsoft,

Oracle, Lotus, PeopleSoft and Sun programs that may enable the Company to obtain early information about new software products and courseware, and to benefit from the increased credibility and enhanced reputation resulting from vendor accreditation. Any significant changes to the vendor sponsored programs in which the Company participates or any deterioration in the relationship between the Company and a key vendor could result in the loss of vendor certifications, a reduction in the number of client referrals or render actions which might adversely affect the Company's ability to compete successfully.

Profitability of Training Operations

  The Company restructured its training division in the fourth quarter of 1998. Although the Company expects that traditional open-enrollment, classroom-based training will continue to be a significant part of the Company's training strategy, the Company intends to focus more resources on customized private training and consulting-based education services for corporate clients, and alternative training delivery systems, including Internet- and intranet-based training using audio and video streaming and other "webcasting" technologies. Although the Company believes that these initiatives should increase the profitability of its training operations, there can be no assurance that these initiatives will be successful. Any failure by the Company to restore the profitability of its training operations will have a continued material adverse effect on the Company's financial statements, and may result in the Company exploring other strategic alternatives, including the possible sale and divestment of its training operations. If the Company pursues a sale or divestment of the Company's training operations, the operations and profitability of the Company's consulting and software business may be adversely impacted due to the shared resources of the Company's integrated consulting, training and software strategy.

Rapid Technological Change

  The Company's success also depends in part on its ability to identify emerging IT trends and develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. This may require the Company to make substantial expenditures to develop new consulting services, course titles and courseware, to hire new consultants, project managers and instructors and to acquire new software and hardware. If the Company is unable, for financial or other reasons, to make those expenditures, hire additional qualified personnel, make the necessary acquisitions, or timely recognize emerging IT trends, the Company's ability to compete effectively may be materially and adversely affected.

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

  Additionally, the Company has increasingly undertaken fixed price, fixed deliverables consulting projects. The Company's failure to accurately estimate the resources required for such projects or its failure to complete its contractual obligations in a manner consistent with the project plan upon which the fixed price/fixed schedule contract is based could have a material adverse effect on the profitability of such projects.

  Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's information system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company generally attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its services, there can be no assurance that the limitations of liability set forth in its service contracts will be enforceable or would otherwise protect the

Company from liability for damages. The Company maintains general liability insurance coverage, including coverage for errors and omissions, against claims of up to $5.0 million in the aggregate. There can be no assurance, however, that such coverage will continue to be available on commercially reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the Company's insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company's business, financial condition and results of operations.

  The Company's consulting engagements often involve the implementation of software applications that replace legacy systems of the client that are not Y2K compliant. In the event that the Company is not able for any reason to meet its contractual obligations with a client, the Company could be found liable for damages as a result of that client's Y2K exposure. Such damages could include costs associated with remediating the client's legacy systems to make them Y2K compliant, and any other direct, indirect, consequential or incidental damages. The Company endeavors to negotiate in its agreements with clients appropriate limitations of liability and disclaimers regarding its Y2K and other liability. The Company believes that its insurance includes coverage for damages that may result from any Y2K related claim, however, the Company does not carry any specialized coverage for potential Y2K liability. However, there can be no guarantee that the Company will not be found liable for damages which relate to the Y2K exposure of its clients as a result of services performed by the Company on behalf of that client.

International Operations

  A substantial portion of the Company's revenue is derived from its international operations. The Company faces certain risks inherent in conducting business internationally, such as unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, differing employment laws and practices in foreign countries, longer payment cycles, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, currency exchange fluctuations and potentially adverse tax consequences. Any of these factors could adversely affect the success of the Company's international operations. There can be no assurance that such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's consolidated financial condition and results or operations. The Company may also face risks from foreign currency fluctuations. To date the Company has not entered into any forward exchange contracts or other hedging activities in anticipation of foreign currency fluctuations, but it may do so in the future.

Growth Through Acquisitions

  The Company may continue to acquire businesses that the Company believes will complement its operations. The success of any acquisition depends on, among other things, the Company's ability to (i) identify and acquire businesses on terms that management considers attractive, (ii) integrate acquired businesses into its organization; and (iii) retain the acquired businesses' key personnel and principal clients. Any future acquisitions would be accompanied by the risks commonly encountered in such transactions, including difficulties associated with assimilating the personnel and operations of the acquired business, the Company's inability to achieve expected financial results or strategic goals for the acquired business, the potential disruption of the Company's ongoing business, the diversion of significant management and other resources and the maintenance of uniform standards, controls, procedures and policies. There can be no assurance that the Company will be able to identify future acquisition candidates or to successfully overcome the risks and challenges encountered in completing and integrating future acquisitions. The Company's failure or inability to implement and manage its acquisition strategy could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, future acquisitions could require the Company to issue dilutive equity securities, incur debt or contingent liabilities, and amortize expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the market for and the price of the Company's Common Stock.

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

  ARIS' principal competitors in the delivery of consulting services are the consulting divisions of the large multinational accounting firms, the consulting divisions of software vendors such as Oracle, Microsoft, Lotus and PeopleSoft, and numerous international, national and regional IT consulting firms. The Company faces competition in the delivery of IT training services from the in-house IT departments of its prospective clients, the training divisions and authorized training channels of software vendors such as Oracle, Sun, and Microsoft, and independent international, national and regional companies with IT training operations.

  ARIS DFRAG, TAMS and TAMS/O may compete with software products distributed by other companies. Although the Company believes few commercially available products currently compete directly with NoetixViews, Oracle has announced that it will be introducing a software product with some similar features and functionality during 1999. There can be no assurance that new competitive products will not be developed by Oracle, third party software vendors or by in-house IT departments of the Company's current or potential clients.

  Generally, there can be no assurance that any future products or services developed by competitors will not achieve greater market acceptance than the Company's software products and services. Failure by the Company to compete successfully in the consulting, training or software market could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Intellectual Property Rights

  The Company uses certain proprietary consulting and training methodologies; courseware; software applications and products; trademarks and service marks and other proprietary and intellectual property rights. The Company relies upon a combination of copyright, trademark and trade secret laws, as well as nondisclosure and other contractual arrangements, to protect these proprietary rights. The Company uses client licensing agreements and employee and third party nondisclosure and confidentiality agreements to limit access, to and distribution of, its proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to deter misappropriation of such rights or that the Company will be able to detect unauthorized uses and take immediate or effective steps to enforce its rights. If substantial unauthorized uses of the Company's proprietary rights were to occur the Company's could be required to engage in costly and time-consuming litigation to enforce its rights. In addition, the Company does business in countries that do not provide protection or enforcement of intellectual property rights to the same extent as the United States, and on the Internet, which is not currently subject to comprehensive regulation.
  The Company develops custom software applications and methodologies, and training courses and methodologies for third-party software products. The training courses, methodologies, and courseware are owned by the Company through agreements with employees and subcontractors, but ownership of software applications developed for clients is often assigned to the client, with the Company retaining limited use licenses. The Company also develops software application tools in the course of its consulting projects. The Company generally seeks to retain significant ownership or marketing rights for adaptation and reuse in subsequent projects. Issues relating to the ownership of and rights to use training courses and methodologies, courseware, and software applications and other tools can be complicated and there can be no assurance that disputes will not arise that affect the Company's ability to resell or reuse such products and methodologies.

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

Control by Principal Shareholders

  Paul Song, the Company's founder, President, Chief Executive Officer and Chairman, is the Company's single largest shareholder. Mr. Song's wife, Tina Song, is Vice President of Administration, directs Human

Resources and Information Technology for the Company and is the Company's third largest shareholder. A family limited partnership controlled by Mr. and Mrs. Song is the Company's second largest shareholder. As of December 31, 1998, Mr. and Mrs. Song beneficially own 38.6% of the Company's outstanding shares of Common Stock. As a result, Mr. and Mrs. Song will likely be able to control the affairs and management of the Company and the outcome of any matters requiring a shareholder vote (other than those matters for which a supermajority vote is required under Washington law or the Company's Amended and Restated Bylaws), including the election of the members of the Board of Directors. Such control could delay or prevent a change in control of the Company. Other members of Mr. and Mrs. Song's immediate family, including his brother, John Y. Song, Vice President of North America Education, own at December 31, 1998, an aggregate of 178,219 shares of the Common Stock and options vested and exercisable at December 31, 1998, to purchase an additional 26,560 shares of Common Stock.

Effects of Year 2000 Issue

  The purchasing patterns of clients or potential clients may be affected by Y2K issues as companies expend significant resources to ensure that their current systems are Y2K compliant. These expenditures may result in reduced funds being available to purchase products and services offered by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not experience interruptions of operations because of Y2K problems. Further, the Company cannot assure that it will not become involved in disputes with clients regarding Y2K problems involving solutions that the Company developed or implemented or the interaction of such solutions with other applications. Y2K problems could require the Company to incur unanticipated expenses, and such expenses could have a material effect on the Company's business, financial condition and results of operations. See Part I,
Item 1, for further discussion of Y2K.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  The primary market risks to ARIS are the effects of changes in foreign currency exchange rates. Income from ARIS' foreign operations is frequently denominated in foreign currencies, thereby creating exposures to changes in exchange rates. This foreign currency exposure is monitored by the Company as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The effect of changes in exchange rates on ARIS' earnings has been small relative to other factors that also affect earnings, such as sales and operating margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page in
                                                                      Form 10-K
                                                                      ---------
Consolidated Income Statements--years ended December 31, 1996, 1997
 and 1998...........................................................      24
Consolidated Balance Sheets--December 31, 1997 and 1998.............      25
Consolidated Statements of Shareholders' Equity--years ended
 December 31, 1996,
 1997 and 1998......................................................      26
Consolidated Statements of Cash Flow--years ended December 31, 1996,
 1997 and 1998......................................................      27
Notes to Consolidated Financial Statements..........................      28
Report of PricewaterhouseCoopers, LLP, Independent Accountants......      46
Report of BDO Stoy Hayward, Certified Accountants...................      47

                                ARIS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year ended December 31,
                                          -----------------------------------
                                             1996        1997        1998
                                          ----------- ----------- -----------
Revenues, net:
 Consulting.............................. $27,505,000 $42,731,000 $64,036,000
 Training................................  14,711,000  28,896,000  40,398,000
 Software................................   1,680,000   4,659,000  11,460,000
                                          ----------- ----------- -----------
    Total revenues.......................  43,896,000  76,286,000 115,894,000
                                          ----------- ----------- -----------
Cost of sales:
 Consulting and training.................  21,774,000  36,635,000  53,250,000
 Software................................     446,000     831,000   1,710,000
 Restructuring expenses..................                             303,000
                                          ----------- ----------- -----------
    Total cost of sales..................  22,220,000  37,466,000  55,263,000
                                          ----------- ----------- -----------
 Gross profit............................  21,676,000  38,820,000  60,631,000
Selling, general and administrative
 expense.................................  16,621,000  28,916,000  48,822,000
Amortization of intangible assets........     118,000     380,000     631,000
Research and development expense.........   1,117,000     649,000
Charges related to acquisition...........     347,000     428,000   5,655,000
Restructuring and other expenses.........                           2,641,000
                                          ----------- ----------- -----------
    Income from operations...............   3,473,000   8,447,000   2,882,000
                                          ----------- ----------- -----------
Other income (expense):
 Investment income (expense).............      89,000     280,000      (5,000)
 Interest income, net....................      93,000     800,000   1,148,000
 Other income............................      14,000      61,000      15,000
                                          ----------- ----------- -----------
                                              196,000   1,141,000   1,158,000
                                          ----------- ----------- -----------
Income before income tax.................   3,669,000   9,588,000   4,040,000
Income tax expense.......................   1,435,000   3,689,000   2,640,000
                                          ----------- ----------- -----------
Net income............................... $ 2,234,000 $ 5,899,000 $ 1,400,000
                                          =========== =========== ===========
Basic earnings per share.................       $0.27       $0.60       $0.13
                                                =====       =====       =====
Weighted average number of common shares
 outstanding.............................   8,337,000   9,803,000  11,115,000
                                          =========== =========== ===========
Diluted earnings per share...............       $0.26       $0.56       $0.12
                                                =====       =====       =====
Weighted average number of common and
 common equivalent shares outstanding....   8,497,000  10,532,000  11,900,000
                                          =========== =========== ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                ARIS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                                                          1997         1998
                        ASSETS                         -----------  -----------
Current assets:
 Cash and cash equivalents............................ $ 7,196,000  $ 5,225,000
 Investments in marketable securities.................  19,663,000    6,513,000
 Accounts receivable, net of allowance for doubtful
  accounts of $917,000 and $1,263,000.................  15,314,000   26,734,000
 Consulting contracts in progress.....................     618,000      983,000
 Income tax receivable................................                  293,000
 Deferred income taxes................................     263,000      448,000
 Prepaid expenses and other assets....................   2,089,000    2,359,000
                                                       -----------  -----------
    Total current assets..............................  45,143,000   42,555,000
                                                       -----------  -----------
Property and equipment, net...........................   7,156,000   16,075,000
                                                       -----------  -----------
Intangible and other assets, net......................   8,252,000   10,851,000
                                                       -----------  -----------
    Total assets...................................... $60,551,000  $69,481,000
                                                       ===========  ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................... $ 3,270,000  $ 3,345,000
 Accrued payroll......................................   2,147,000    3,385,000
 Other accrued expenses...............................   1,371,000    4,792,000
 Deferred revenue.....................................   2,468,000    2,333,000
 Income tax payable...................................     228,000
                                                       -----------  -----------
    Total current liabilities.........................   9,484,000   13,855,000
                                                       -----------  -----------
Deferred income taxes.................................     585,000      312,000
                                                       -----------  -----------
Commitments and contingencies (Note 10)
Shareholders' equity:
 Preferred stock; 5,000,000 shares authorized; none
  issued and outstanding..............................         --           --
 Common stock, no par value; 100,000,000 shares
  authorized..........................................         --           --
 Additional paid-in-capital...........................  43,749,000   47,347,000
 Retained earnings....................................   6,769,000    7,956,000
 Other comprehensive income...........................     (36,000)      11,000
                                                       -----------  -----------
    Total shareholders' equity........................  50,482,000   55,314,000
                                                       -----------  -----------
    Total liabilities and shareholders' equity........ $60,551,000  $69,481,000
                                                       ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                ARIS Corporation

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                            Common                                         Accumulated
                            Stock                Additional                   Other         Total
                            Shares                Paid-in-     Retained   Comprehensive Shareholders'
                            Issued     Amount      capital     Earnings      Income        Equity
                          ----------  ---------  -----------  ----------  ------------- -------------
Balance at December 31,
 1995...................   7,849,000        --   $ 6,625,000  $2,542,000    $ 191,000    $ 9,358,000
Shares issued in
 acquisition............     791,000               1,614,000                               1,614,000
Stock redemption........     (40,000)               (100,000)                               (100,000)
Stock options
 exercised..............      18,000                  22,000                                  22,000
Tax benefit related to
 stock options
 exercised..............                               8,000                                   8,000
Net income..............                                       2,234,000
Other comprehensive
 income, net of tax:
 Foreign currency
  translation
  adjustments...........                                                       24,000
 Unrealized gains on
  securities, net of
  reclassification
  adjustment............                                                       30,000
Comprehensive income....                                                                   2,288,000
                          ----------  ---------  -----------  ----------    ---------    -----------
Balance at December 31,
 1996...................   8,618,000        --     8,169,000   4,776,000      245,000     13,190,000
Shares issued in initial
 public offering, net of
 offering costs.........   2,300,000              31,242,000                              31,242,000
Shares and warrants
 issued in
 acquisitions...........     434,000               4,371,000                               4,371,000
Stock redemption........    (415,000)               (121,000) (3,906,000)                 (4,027,000)
Stock options
 exercised..............      50,000                  88,000                                  88,000
Net income..............                                       5,899,000
Other comprehensive
 income, net of tax:
 Foreign currency
  translation
  adjustments...........                                                        7,000
 Unrealized gains on
  securities, net of
  reclassification
  adjustment............                                                     (288,000)
Comprehensive income....                                                                   5,618,000
                          ----------  ---------  -----------  ----------    ---------    -----------
Balance at December 31,
 1997...................  10,987,000        --    43,749,000   6,769,000      (36,000)    50,482,000
Adjustment to conform
 fiscal year of
 Barefoot Computer
 Training Limited.......                                        (213,000)                   (213,000)
Shares issued in
 acquisition............       5,000                 150,000                                 150,000
Shares issued under
 employee stock purchase
 plan...................     130,000               1,504,000                               1,504,000
Stock options
 exercised..............     147,000               1,449,000                               1,449,000
Tax benefit related to
 stock options
 exercised..............                             495,000                                 495,000
Net income..............                                       1,400,000
Other comprehensive
 income, net of tax:
 Foreign currency
  translation
  adjustments...........                                                      (16,000)
 Unrealized gains on
  securities, net of
  reclassification
  adjustment............                                                       63,000
Comprehensive income....                                                                   1,447,000
                          ----------  ---------  -----------  ----------    ---------    -----------
Balance at December 31,
 1998...................  11,269,000  $     --   $47,347,000  $7,956,000    $  11,000    $55,314,000
                          ==========  =========  ===========  ==========    =========    ===========
                             1996       1997        1998
                          ----------  ---------  -----------
Disclosure of
 reclassification
 amount:
 Unrealized holding gain
  (loss) arising during
  the period............  $   30,000  $  (8,000) $    59,000
 Less: reclassification
  adjustment for losses
  (gains) included in
  net income............         --    (280,000)       4,000
                          ----------  ---------  -----------
 Net unrealized gains
  (losses) on
  securities............  $ 30,000    $(288,000) $    63,000
                          ==========  =========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                ARIS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                               Year ended December 31,
                                          ------------------------------------
                                             1996        1997         1998
                                          ----------  -----------  -----------
Cash flows from operating activities:
Net income..............................  $2,234,000  $ 5,899,000  $ 1,400,000
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization.........   1,251,000    2,454,000    3,888,000
  Provision for doubtful accounts
   receivable...........................      30,000      166,000      346,000
  Loss on sale of property and
   equipment............................      67,000
  Gain on sale of investments...........                 (280,000)
  Purchased research and development....     307,000
  Changes in assets and liabilities net
   of effects of acquisitions:
    (Increase) in accounts receivable...  (2,717,000)  (4,712,000) (10,875,000)
    Increase in consulting contracts in
     progress...........................    (408,000)    (164,000)    (365,000)
    (Increase) decrease in income tax
     receivable.........................    (186,000)     186,000     (293,000)
    (Increase) decrease in prepaid
     expenses and other assets..........      15,000   (1,069,000)   1,155,000
    Increase (decrease) in accounts
     payable............................     247,000       58,000     (222,000)
    Increase in accrued expenses........   1,608,000      130,000    4,671,000
    Increase (decrease) in deferred
     revenue............................    (254,000)     705,000     (224,000)
    Increase (decrease) in income taxes
     payable............................    (372,000)     441,000     (603,000)
    Decrease in deferred taxes..........    (217,000)    (452,000)    (273,000)
                                          ----------  -----------  -----------
  Net cash provided by (used in)
   operating activities.................   1,605,000    3,362,000   (1,395,000)
                                          ----------  -----------  -----------
Cash flows from investing activities:
Purchases of investments................    (462,000) (32,436,000) (11,103,000)
Sales of investments....................     362,000   14,005,000   24,316,000
Purchase of property and equipment......  (2,454,000)  (2,656,000) (11,700,000)
Acquisition of businesses, net of cash
 acquired...............................  (1,427,000)  (1,726,000)  (3,650,000)
Proceeds from sale of property and
 equipment..............................     307,000
                                          ----------  -----------  -----------
  Net cash used in investing
   activities...........................  (3,674,000) (22,813,000)  (2,137,000)
                                          ----------  -----------  -----------
Cash flows from financing activities:
Proceeds from initial public offering,
 net of offering costs..................               31,242,000
Issuance of common stock................                               668,000
Stock options exercised.................      22,000       88,000      627,000
Repurchase of common stock..............    (100,000)  (4,027,000)
Tax benefit related to stock options
 exercised..............................       8,000                   495,000
Payments on borrowings..................    (500,000) (12,601,000)
Proceeds from borrowings................   1,500,000    9,825,000
                                          ----------  -----------  -----------
  Net cash provided by financing
   activities...........................     930,000   24,527,000    1,790,000
                                          ----------  -----------  -----------
Net (decrease) increase in cash and cash
 equivalents............................  (1,139,000)   5,076,000   (1,742,000)
Effect of exchange rate changes on
 cash...................................                               (16,000)
Adjustment to conform fiscal year of
 Barefoot Computer Training Limited.....                              (213,000)
Cash and cash equivalents at beginning
 of year................................   3,259,000    2,120,000    7,196,000
                                          ----------  -----------  -----------
Cash and cash equivalents at end of
 year...................................  $2,120,000  $ 7,196,000  $ 5,225,000
                                          ==========  ===========  ===========

See Note 15 for supplemental cash flow information.

  The accompanying notes are an integral part of these consolidated financial statements.

                               ARIS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1997 AND 1998

1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and operations

  ARIS Corporation ("ARIS") provides a range of information technology services including database management, enterprise resource planning, custom applications development and packaged applications implementation, and training to clients worldwide, with offices in Bellevue and Renton, Washington; Beaverton, Oregon; Denver, Colorado; Dallas, Texas; Fairfax, Virginia; Tampa and West Palm Beach, Florida; Bloomington, Minnesota; New York, New York; Oak Brook, Illinois; Columbia, South Carolina; Oxford, Birmingham, Reading and London, England; and Heidelberg, Germany. ARIS also develops niche software programs which it has licensed worldwide. ARIS utilizes the significant accounting policies summarized below in preparing its financial statements.

Consolidation

  The consolidated financial statements include the accounts of ARIS and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investment securities

  ARIS' investment securities at December 31, 1997 and 1998 are classified as available-for-sale and are recorded at fair value. Fair value is based upon quoted market prices. The increase or decrease in market value from period to period relating to available-for-sale marketable securities, net of deferred income tax, is included as a separate component of shareholders' equity. Cost of securities sold is determined using the specific identification method.

Property and equipment

  Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements are capitalized. For financial reporting purposes, depreciation is provided using the straight-line method over the estimated useful lives of depreciable assets. Estimated useful lives of computers, equipment and software range from three to eight years and lives of building and improvements range from 15 to 39 years.

Intangible assets

  Intangible assets include the cost of business acquisitions allocated to capitalized software, non-compete agreements and goodwill which are amortized over approximately three years for capitalized software,

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

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

Software development costs

  Software development costs incurred in conjunction with product development are charged to product development expense until technological feasibility is established. Thereafter, through general release of product, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the on-going assessment of the recoverability of costs require considerable judgment by ARIS with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in the software and hardware technology. After consideration of the above factors, ARIS amortizes capitalized software costs at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues, or (b) the straight-line method over the remaining estimated economic life of the product.

Research and development

  Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The costs of business acquisitions allocated to in-process research and development are expensed immediately. The Company expensed no in-process research and development in 1997 and 1998.

Revenue recognition

 Time and material consulting contracts

  ARIS recognizes revenue as services are rendered.

 Fixed-price consulting contracts

  Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the cost incurred to date and cost to complete compared to estimated total costs for the contract. This method is used because management considers expended costs together with estimates of remaining costs to be the best available measure of contract performance. Contract costs include all direct labor, material and any other costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998


Education and training

  Tuition revenue is recognized ratably throughout the period that classes are held.

Software

  ARIS accounts for software revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition. Revenues earned under software license agreements with end users are generally recognized when the software has been shipped, collectibility is probable, and there are no significant obligations remaining.

  ARIS initially defers revenue on the sale of extended software service contracts which is then recognized on a straight-line basis over the life of the contract period.

Income taxes

  Provision for income taxes has been recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method of SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

Advertising costs

  Advertising costs are expensed as incurred. Advertising expenses amounted to $212,000, $600,000 and $495,000 in 1996, 1997 and 1998, respectively.

Foreign currency translations

  The financial statements of ARIS' foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Under the provisions of SFAS 52, all assets and liabilities in the balance sheet of the foreign subsidiaries, whose functional currencies is the U.K. Pound Sterling, are translated at year-end exchange rates, profit and loss accounts are translated at average exchange rates prevailing during the period and translation gains and losses are accumulated in a separate component of shareholders' equity.

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

Stock-based compensation

  Stock-based compensation is accounted for by following Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation." Under the provisions of this Statement, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25 or the fair value method described in Statement

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

No. 123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income. ARIS has elected to continue accounting for its employee stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25. Stock-based awards granted to other than employees are valued at fair market value on the date of grant.

Net income per share

  Statement of Financial Accounting Standards No. 128 ("SFAS 128") was issued in February 1997. This pronouncement modifies the calculation and disclosure of earnings per share and was adopted by ARIS during 1997. Under the provisions of SFAS 128, basic earnings per share is calculated as income available to common stockholders divided by the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods, including options and warrants computed using the treasury stock method. All earnings per share amounts from prior periods have been restated to reflect the adoption of SFAS 128.

New Accounting Pronouncements

  The FASB issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. This statement establishes new standards for reporting and displaying comprehensive income in the financial statements and was adopted by ARIS during the quarter ended March 31, 1998. SFAS No. 130 requires reclassification of prior periods financial statements to reflect application of the provisions of this statement. In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders.

  The following reflects the composition of accumulated other comprehensive income at December 31, 1995, 1996, 1997 and 1998:

                                                                    Accumulated
                                             Foreign   Unrealized      Other
                                             Currency   Gains on   Comprehensive
                                              Items    Securities     Income
                                             --------  ----------  -------------
   Balance at December 31, 1995............. $ (4,000) $ 195,000     $ 191,000
   Current-period change....................   24,000     30,000        54,000
                                             --------  ---------     ---------
   Balance at December 31, 1996.............   20,000    225,000       245,000
   Current-period change....................    7,000   (288,000)     (281,000)
                                             --------  ---------     ---------
   Balance at December 31, 1997.............   27,000    (63,000)      (36,000)
   Current-period change....................  (16,000)    63,000        47,000
                                             --------  ---------     ---------
   Balance at December 31, 1998............. $ 11,000  $     --      $  11,000
                                             ========  =========     =========

  The unrealized gains on securities is shown net of tax of $115,000 and ($35,000) at December 31, 1996 and 1997, respectively.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

standards for related disclosures about products and services, geographic areas, and major customers. The Company has adopted SFAS No. 131 and has provided the disclosures needed to conform with its requirements.

  In June 1998, FASB issued SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. If adopted by the Company, the Company expects that SFAS 133 will have no material impact on its financial statements.

2. Pooling of Interest with Barefoot Computer Training Limited and InTime Systems International, Inc.

  On February 28, 1998, ARIS completed a merger with Barefoot Computer Training Limited ("Barefoot"), a company that provides information technology training services in London, England. Under the terms of the merger, ARIS issued 278,611 shares of Common Stock in exchange for all of the outstanding shares of Barefoot common stock. The acquisition was accounted for as a pooling-of-interest and, accordingly, all periods included in these consolidated financial statements have been restated to give effect to the merger.

  Barefoot had a November 30 year end and, accordingly, the Barefoot balance sheet at November 30, 1997 has been combined with the balance sheet of ARIS at December 31, 1997, and Barefoot's statements of income for the years ended November 30, 1996 and 1997 have been combined with ARIS' statements of income for the years ended December 31, 1996 and 1997, respectively. In order to conform Barefoot's year end to ARIS' year end, Barefoot's financial statements for the month of December 1997 are not included in the statements of income or cash flows for 1997. Barefoot's net loss for December 1997 decreases retained earnings as of January 1, 1998.

  On June 30, 1998, the Company completed a merger with InTime Systems International, Inc. ("InTime"), a Delaware corporation having its principal offices in West Palm Beach, Florida. InTime, now a division of the Company, provides information technology and human resource management systems consulting services focusing primarily on Oracle and PeopleSoft technologies. The acquisition was accounted for as a pooling-of-interests, in which the Company issued 786,710 shares of Common Stock in exchange for all of the outstanding shares of InTime common stock and warrants (the "Warrants") to purchase 718,997 shares of Common Stock in exchange for all of the outstanding warrants to purchase shares of InTime common stock. Accordingly, all periods included in the financial information furnished herein have been restated to give effect to the merger.

  A reconciliation of amounts of revenue and earnings for the years ended December 31, 1996 and 1997 and the three months ended March 31, 1998, previously reported by ARIS to the combined amounts presented herein follows:

                           ARIS as   Adjustment Adjustment
                          reported    Barefoot    InTime     Combined
                         ----------- ---------- ----------- -----------
Year ended December 31,
 1996:
Revenue................. $26,898,000 $5,326,000 $11,672,000 $43,896,000
                         =========== ========== =========== ===========
Net income.............. $ 2,014,000 $  152,000 $    60,000 $ 2,226,000
 Adjustment (1).........                                          8,000
                                                            -----------
  Consolidated net
   income...............                                    $ 2,234,000
                                                            ===========
Year ended December 31,
 1997:
Revenue................. $55,131,000 $7,419,000 $13,736,000 $76,286,000
                         =========== ========== =========== ===========
Net income.............. $ 5,345,000 $  410,000 $   564,000 $ 6,319,000

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

                           ARIS as   Adjustment Adjustment
                          reported    Barefoot    InTime    Combined
                         ----------- ---------- ---------- -----------
 Adjustment (1).........                                      (420,000)
                                                           -----------
  Consolidated net
   income...............                                   $ 5,899,000
                                                           ===========
For the three months
 ended March 31, 1998
Revenue................. $20,737,000            $4,497,000 $25,234,000
                         ===========            ========== ===========
Net Income.............. $ 1,045,000            $  355,000 $ 1,400,000

--------
(1) The adjustments to previously reported income in 1996 and 1997 are to reflect the recording of deferred tax assets of InTime in the total amount of $412,000 as of December 31, 1995 which could be offset with future reversals of deferred tax liabilities of ARIS upon the merger of InTime into ARIS effective June 30, 1998.

3. Restructuring and other expense

  In December, 1998, the Company restructured its training operations to gain efficiency and profitability. Incident to the restructuring, the Company incurred expenses aggregating $2,185,000 including $873,000 for employees severances, $559,000 for equipment and asset abandonment, $593,000 for anticipated lease disposition costs and $160,000 associated with other aspects of the restructuring. At December 31, 1998, $1,280,000 of the amount accrued was paid. The Company fully expects to complete the restructuring and utilize all accrued costs by June 30, 1999.

  In addition to the restructuring, the Company settled a litigation claim and expensed $759,000. Management believes that a portion of the litigation settlement cost may be recovered from insurance proceeds.

4. Acquisitions

  ARIS has embarked upon an acquisition program that included the acquisition of three companies during 1996, four companies during 1997 and two companies during 1998, which have been accounted for by the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on management's estimates, arms-length negotiations with the sellers and in some cases, independent appraisals. The common stock issued as consideration in these acquisitions has been recorded at its estimated fair value at the date the acquisition was announced. The results of operations of the acquired companies have been included in consolidated results of operations of ARIS from the date of the acquisitions. The following is a description of the terms of the various acquisitions:

1996

  On May 1, 1996, ARIS acquired the stock of SQLSoft, Inc., a training company based in Bellevue, Washington in exchange for 707,900 shares of unregistered Common Stock.

  On October 1, 1996, ARIS acquired the assets and liabilities of SofTeach Corporation, a training company based in Denver, Colorado in exchange for 42,000 shares of unregistered Common Stock and a combination of notes payable and cash.

  On October 1, 1996, ARIS acquired the stock of Noetix Corporation, a software development company which develops software modules which interface with Oracle database applications software in exchange for 40,000 shares of unregistered Common Stock and cash.

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

  A summary of assets acquired, liabilities assumed and purchase price paid for the 1996 acquisitions is as follows:

                                                 SQLSoft,   SofTeach    Noetix
                                                   Inc.      Corp.      Corp.
                                                ---------- ---------- ----------
   Consideration:
     Cash......................................            $  750,000 $  835,000
     Note payable..............................               500,000
     Value of common stock..................... $1,317,000    152,000    145,000
     Acquisition costs.........................                           26,000
                                                ---------- ---------- ----------
                                                $1,317,000 $1,402,000 $1,006,000
                                                ========== ========== ==========

  The cost allocated to the assets and liabilities at the date of the acquisition is as follows:

                                            SQLSoft,    SofTeach     Noetix
                                              Inc.       Corp.       Corp.
                                           ----------  ----------  ----------
   Cash..................................  $   60,000  $  124,000
   Accounts receivable...................     537,000      73,000  $  273,000
   Prepaid and other current assets......      73,000      35,000
   Intangible assets: Software
    technology--completed................                             384,000
   Software technology--in process.......                             307,000
     (Charged to research and development
      expense)
   Non-compete agreements................                             150,000
   Goodwill..............................     942,000     956,000     260,000
   Property and equipment................     464,000     226,000       9,000
   Accounts payable and accrued
    liabilities..........................    (759,000)    (12,000)   (377,000)
                                           ----------  ----------  ----------
                                           $1,317,000  $1,402,000  $1,006,000
                                           ==========  ==========  ==========

1997

  On February 28, 1997, ARIS acquired the stock of Oxford Computer Group Limited, now ARIS (UK) Limited ("ARIS (UK)"), a company that provides information technology consulting and training services with offices in Oxford, London and Birmingham in exchange for 280,000 shares of unregistered Common Stock.

  On October 1, 1997, ARIS acquired the stock of Enterprise Computing Inc. (doing business as Buller, Owens and Associates ("Enterprise")), an information technology training company located in New York, New York, in exchange for 62,531 shares of unregistered Common Stock, warrants to purchase 20,844 shares of unregistered Common Stock and $1,560,000 cash. In connection with the acquisition of Enterprise, ARIS entered into a $500,000 earn-out agreement with the former shareholders based on attainment of certain future financial goals. During 1998, ARIS paid an aggregate of $255,000 pursuant to the earn-out agreement.

  On November 1, 1997, ARIS acquired the stock of Agiliti, Inc., an information technology training company located in Bloomington, Minnesota, in exchange for 50,941 shares of unregistered Common Stock.

  On November 1, 1997, ARIS acquired the stock of Absolute!, Inc.
("Absolute!"), an information technology training company located in Dallas, Texas, in exchange for 40,909 shares of unregistered Common Stock and $100,000 cash. In connection with the acquisition of Absolute!, ARIS entered into a $500,000 earn-out

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

agreement with the former shareholder based on attainment of certain future financial goals. During 1998, ARIS paid an aggregate of $250,000 pursuant to the earn-out agreement, of which $150,000 was exchanged for approximately 5,000 unregistered shares of Common Stock.

  A summary of assets acquired, liabilities assumed and purchase price paid for the 1997 acquisitions is as follows:

                                        ARIS (UK)  Enterprise Agiliti  Absolute!
                                        ---------- ---------- -------- ---------
   Consideration:
     Cash..............................            $1,560,000          $100,000
     Value of common stock............. $1,400,000  1,125,000 $950,000  709,000
     Value of warrants.................               187,000
     Acquisition costs.................     96,000              15,000
                                        ---------- ---------- -------- --------
                                        $1,496,000 $2,872,000 $965,000 $809,000
                                        ========== ========== ======== ========

  The cost allocated to the assets and liabilities at the date of the acquisition is as follows:

                                ARIS (UK)   Enterprise   Agiliti    Absolute!
                               -----------  ----------  ----------  ---------
   Cash....................... $     5,000                          $  40,000
   Accounts receivable........   1,140,000  $  365,000  $  493,000    297,000
   Prepaid and other current
    assets....................     337,000      39,000      70,000      8,000
   Goodwill...................   1,095,000   2,672,000   1,066,000    902,000
   Property and equipment.....   1,283,000     212,000     350,000     60,000
   Notes payable..............                            (930,000)   (76,000)
   Accounts payable and
    accrued liabilities.......  (2,364,000)   (416,000)    (84,000)  (422,000)
                               -----------  ----------  ----------  ---------
                               $ 1,496,000  $2,872,000  $  965,000  $ 809,000
                               ===========  ==========  ==========  =========

1998

  On April 30, 1998, ARIS, through ARIS (UK), acquired all of the outstanding stock of MMT Computer (Reading) Limited ("MMT"), an information technology consulting company located in Reading, England, in exchange for $2,499,000 cash ((Pounds)1,500,000).

  On August 10, 1998, ARIS, through ARIS Software, Inc. ("ASI"), a wholly-owned subsidiary, acquired all of the assets of db-Centric, Inc. ("db-Centric"), a decision support systems administrative software company focusing on distributed data warehouse management, in exchange for $1,000,000 cash.

  A summary of the purchase price paid for the 1998 acquisitions is as follows:

                                                              MMT     db-Centric
                                                           ---------- ----------
     Consideration:
       Cash............................................... $2,499,000 $1,000,000
       Acquisition costs..................................    152,000        --
                                                           ---------- ----------
                                                           $2,651,000 $1,000,000
                                                           ========== ==========

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

  The cost allocated to the assets and liabilities at the date of the acquisition is as follows:

                                                           MMT      db-Centric
                                                        ----------  ----------
     Cash.............................................. $    1,000
     Accounts receivable...............................    622,000
     Prepaid and other current assets..................  1,077,000
     Goodwill..........................................  1,498,000  $1,000,000
     Property and equipment............................    200,000
     Notes payable, accounts payable and accrued
      liabilities......................................   (747,000)
                                                        ----------  ----------
                                                        $2,651,000  $1,000,000
                                                        ==========  ==========

  The following unaudited pro forma summary presents the consolidated results of operations of ARIS as if the entities (described in Note 4) acquired in 1996, 1997 and 1998 had been acquired as of the beginning of the periods presented, including the impact of adjustments to amortize intangible assets acquired and record consolidated income tax expense at ARIS' effective tax rate.

                                                 Year Ended December 31,
                                           ------------------------------------
                                              1996(1)     1997(2)      1998(3)
                                           ----------- ----------- ------------
   Net sales.............................. $60,233,000 $88,532,000 $117,496,000
   Net income............................. $ 2,299,000 $ 5,428,000 $  1,008,000
   Basic earnings per share............... $      0.28 $      0.55 $       0.09
   Diluted earnings per share............. $      0.27 $      0.52 $       0.08

--------
(1) Adjusted to include the results of operations of SQLSoft, Inc., SofTeach Corporation and Noetix Corporation prior to acquisition and the results of operations of ARIS (UK), Enterprise, Agiliti and Absolute! for the year ended December 31, 1996, including the impact of certain adjustments.

(2) Adjusted to include the results of operations of ARIS (UK), Enterprise, Agiliti and Absolute! prior to acquisition and the results of operations of MMT and db-Centric for the year ended December 31, 1997, including the impact of certain adjustments.

(3) Adjusted to include the results of operations of MMT and db-Centric prior to acquisition, including the impact of certain adjustments.

  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the years presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

  ARIS recorded expenses associated with acquisition of businesses during 1996, 1997 and 1998 [including mergers with Barefoot and InTime (see Note 2) during 1998] of $347,000, $428,000 and $5,655,000 respectively. In 1996 and
1997 such costs were primarily incurred in connection with the integration of business systems of acquired companies. In 1998, costs were primarily for investment banking and professional fees and expenditures to facilitate integration of business systems of acquired businesses with ARIS following the mergers.

  During 1996 ARIS expensed $307,000 of in-process research and development costs following the acquisition of Noetix Corporation.

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

5. Property and Equipment

  Property and equipment consists of the following:

                                                            December 31,
                                                       ------------------------
                                                          1997         1998
                                                       -----------  -----------
     Land and building................................              $ 5,220,000
     Computer equipment............................... $ 6,752,000    9,817,000
     Furniture and fixtures...........................   1,630,000    2,869,000
     Software.........................................     250,000      582,000
     Leasehold improvements...........................     921,000    2,857,000
     Other............................................     906,000      410,000
                                                       -----------  -----------
                                                        10,459,000   21,755,000
     Less: Accumulated depreciation...................  (3,303,000)  (5,680,000)
                                                       -----------  -----------
                                                       $ 7,156,000  $16,075,000
                                                       ===========  ===========

6. Intangible and Other Assets

  Intangible and other assets consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          1997         1998
                                                       -----------  -----------
     Goodwill........................................  $ 7,957,000  $11,205,000
     Capitalized software costs......................    1,025,000    1,025,000
     Non-compete agreements..........................      150,000      150,000
     Prepaids and other..............................    2,269,000    2,770,000
                                                       -----------  -----------
                                                        11,401,000   15,150,000
     Less: Accumulated amortization..................   (1,060,000)  (1,940,000)
                                                       -----------  -----------
                                                        10,341,000   13,210,000
     Less: Current portion...........................   (2,089,000)  (2,359,000)
                                                       -----------  -----------
         Total noncurrent intangibles and other
          assets.....................................  $ 8,252,000  $10,851,000
                                                       ===========  ===========

7. Investments

  Investments in marketable securities at December 31, 1997 and 1998 consist of investments in debt securities totaling $19,663,000 and $6,513,000, respectively. These investments have been classified as available-for-sale and, accordingly, the excess of fair value over cost, net of tax, has been included as a separate component of shareholders' equity at December 31, 1997 and 1998. The debt securities held at December 31, 1998 have maturities ranging from July 1999 to August 1999.

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998


8. Income Taxes

  Income tax expense consists of the following:

                                                 Year Ended December 31,
                                            -----------------------------------
                                               1996         1997        1998
                                            -----------  ----------  ----------
   Current: Federal.......................  $ 1,429,000  $3,023,000  $2,532,000
     State................................      110,000     328,000     354,000
     Foreign..............................       65,000     370,000      98,000
                                            -----------  ----------  ----------
                                              1,604,000   3,721,000   2,984,000
                                            -----------  ----------  ----------
   Deferred: Federal......................     (212,000)     32,000    (372,000)
     State................................       12,000     (52,000)    (55,000)
     Foreign..............................       31,000     (12,000)     83,000
                                            -----------  ----------  ----------
                                              (169,000)     (32,000)   (344,000)
                                            -----------  ----------  ----------
       Total tax expense..................  $ 1,435,000  $3,689,000  $2,640,000
                                            ===========  ==========  ==========

  Pretax operating results of ARIS' foreign subsidiaries are income of $232,000, $1,082,000 and $472,000 in 1996, 1997 and 1998, respectively. The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the consolidated statements of income are as follows:

                                                  Year Ended December 31,
                                              ---------------------------------
                                                 1996        1997       1998
                                              ----------  ---------- ----------
   Statutory federal income tax rate........  $1,248,000  $3,260,000 $1,374,000
   Goodwill.................................      17,000      66,000    178,000
   Nondeductible acquisition costs..........                            794,000
   State income taxes, net of federal income
    tax benefit.............................      82,000     224,000    179,000
   Purchased research and development.......     104,000
   Nondeductible meals and entertainment....      32,000      53,000     88,000
   Other....................................     (48,000)     86,000     27,000
                                              ----------  ---------- ----------
                                              $1,435,000  $3,689,000 $2,640,000
                                              ==========  ========== ==========

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998


  Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                      ----------------------
                                                         1997        1998
                                                      -----------  ---------
   Adjustments to cash basis accounting for tax
    purposes......................................... $  (641,000) $(281,000)
   Depreciation and amortization.....................    (365,000)  (374,000)
   Intangible assets.................................    (166,000)   (46,000)
                                                      -----------  ---------
   Gross deferred tax liabilities....................  (1,172,000)  (701,000)
                                                      -----------  ---------
   Bad debt allowance................................     240,000    585,000
   Accrued vacation and bonuses......................      76,000     68,000
   Unrealized loss on marketable securities..........      40,000
   NOL carry-forward.................................     432,000     86,000
   Other.............................................      62,000     98,000
                                                      -----------  ---------
   Gross deferred tax assets.........................     850,000    837,000
                                                      -----------  ---------
                                                      $  (322,000) $ 136,000
                                                      ===========  =========

9. Debt

  At December 31, 1998, ARIS had a $10,000,000 line of credit that was collateralized by substantially all of ARIS' assets. All of this line was available at December 31, 1998. Borrowings against the line of credit bear interest at the lender's prime rate.

10. Commitments and Contingencies

Lease commitments

  ARIS rents office space under non-cancelable operating leases with initial terms in excess of one year. Future minimum rental commitments under operating leases for years ending December 31 are as follows:

         1999......................................... $ 2,899,000
         2000.........................................   3,094,000
         2001.........................................   3,074,000
         2002.........................................   2,709,000
         2003.........................................   1,841,000
         Thereafter...................................   8,714,000
                                                       -----------
                                                       $22,331,000
                                                       ===========

  Rent expense for 1996, 1997 and 1998 was $995,000, $2,159,000 and
$3,907,000, respectively.

Legal proceedings

  ARIS is involved in certain legal proceedings that have arisen in the normal course of business. Based on the advice of legal counsel, management does not anticipate that these matters will have a material effect on ARIS' consolidated financial position or results of operations.

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998


11. Shareholders' Equity

  In June 1997, ARIS completed an initial public offering of 2,300,000 shares of Common Stock with net proceeds of approximately $31,242,000.

  The Company initiated on January 1, 1998, the 1998 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, employees may elect to set aside up to 10% of their gross compensation to purchase shares of Common Stock annually at a 15% discount to market price. The ESPP is a two year plan expiring on January 1, 2000. Executive officers (other than the Chief Executive Officer) may participate in the ESPP on the same terms as eligible, non-executive employees.

12. Earnings Per Share

  The difference between the weighted-average number of common shares outstanding used to calculate basic earnings per share and the weighted-average number of common and common equivalent shares outstanding used to calculate diluted earnings per share is the incremental shares attributed to outstanding options and warrants to purchase Common Stock computed using the treasury stock method.

                                                   Year Ended December 31,
                                               -------------------------------
                                                 1996       1997       1998
                                               --------- ---------- ----------
Weighted-average number of common shares
 outstanding.................................. 8,337,000  9,803,000 11,115,000
Effect of dilutive securities:
  Warrants....................................                3,000     68,000
  Options.....................................   160,000    726,000    717,000
                                               --------- ---------- ----------
                                                 160,000    729,000    785,000
                                               --------- ---------- ----------
Weighted-average number of common and common
 equivalent shares outstanding................ 8,497,000 10,532,000 11,900,000
                                               ========= ========== ==========

  Options to purchase shares of Common Stock were outstanding in 1997 and 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

13. Stock Options and Warrants

  Prior to January 1995, ARIS from time to time granted non-qualified stock options to key employees. These grants were not part of any formal plan.

  In January 1995, ARIS adopted the ARIS Corporation 1995 Stock Option Plan (the "1995 Plan") which provides for the granting of qualified or non-qualified stock options to employees, directors, officers and certain non-employees of ARIS as determined by the Plan Administrator. ARIS authorized 1,600,000 shares of its Common Stock for issuance under the 1995 Plan. The date of grant, option price, vesting period and other terms specific to options granted under the 1995 Plan are to be determined by the Plan Administrator. The option price for stock options granted is based on the fair market value of ARIS' stock on the date of grant. Options granted under the 1995 Plan expire seven years from the date of grant and vest over periods of up to four years. ARIS ended grants under the 1995 Plan in March 1997.

  In March 1997, ARIS adopted the ARIS Corporation 1997 Stock Option Plan (the "1997 Plan") which provides for the granting of qualified or non-qualified stock options to employees, directors, officers and

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

non-employee directors of ARIS as determined by the Plan Administrator. ARIS authorized 2,000,000 shares of its Common Stock for issuance under the 1997 Plan, subject to certain adjustments, reduced by the number of shares that have been granted and have not subsequently become available for grant under the 1995 Plan. The 1997 Plan provides for automatic, non-discretionary grants of 5,000 non-qualified stock options to non-employee directors for each year of service. For all other grants under the 1997 Plan, the date of grant, option price, vesting period and other terms specific to options granted under the 1997 Plan are to be determined by the Plan Administrator. The option price for stock options granted is based on the fair market value of ARIS' stock on the date of grant. Options granted under the 1997 Plan expire ten years from the date of grant and vest over periods of up to four years. On April 28, 1998, the shareholders of the Company approved an increase in the number of shares of Common Stock available for issuance under the 1997 Plan to 2,000,000 shares.

  In connection with the acquisition of Enterprise (as discussed in Note 4), ARIS issued warrants to purchase 20,844 shares of Common Stock with an exercise price of $23.988 and a fair value of $8.95 during 1997. Additionally, during 1997 ARIS issued warrants to purchase 4,000 Shares of Common Stock with an exercise price of $10.00 to certain consultants of ARIS.

  In connection with the acquisition of InTime (as discussed in Note 3), ARIS issued warrants to purchase 718,997 shares of Common Stock as consideration to the former holders of warrants of InTime. The warrants commenced trading on the Nasdaq National Market on July 16, 1998. Each of these warrants entitle the holder to purchase one share of the Company's Common Stock at an exercise price of $22.98. The warrants expire on February 15, 2000.

  On December 15, 1998, the Company completed its voluntary stock option exchange with existing employees holding options granted under the Company's 1997 Stock Option Plan. Senior management was precluded from participating in that exchange. Eligible employees electing to participate in the exchange surrendered their existing options and received new options to purchase 20% fewer shares of the Company's Common Stock at an exercise price of $9.75 per share, upon a modified vesting schedule.

  A summary of the activity for non-qualified stock options granted prior to 1995, the 1995 Plan, and the 1997 Plan is presented below:

                                1996                1997                  1998
                          ------------------ -------------------- ---------------------
                                   Weighted-            Weighted-             Weighted-
                                    Average              Average               Average
                                   Exercise             Exercise              Exercise
                          Shares     Price    Shares      Price     Shares      Price
                          -------  --------- ---------  --------- ----------  ---------
Outstanding at beginning
 of year................  134,000    $0.30     354,000   $ 2.12    1,452,000    $9.63
Granted.................  262,000     2.79   1,259,000    11.34    1,822,000    18.91
Exercised...............  (14,000)    0.09     (47,000)    1.47     (147,000)    4.42
Forfeited...............  (28,000)    0.78    (114,000)    8.22   (1,209,000)   23.79
                          -------            ---------            ----------
Outstanding at end of
 year...................  354,000     2.12   1,452,000     9.65    1,918,000     9.94
                          =======    =====   =========   ======   ==========    =====
Options exercisable at
 year-end...............   69,775    $0.89     162,000   $ 1.10      394,000    $8.72
                          =======            =========            ==========
Weighted-average fair
 value of options
 granted during the
 year...................    $2.20               $11.34                $19.65

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998


  The following table summarizes information about stock options outstanding at December 31, 1998:

                         Options Outstanding              Options Exercisable
                       -----------------------           ---------------------
                                    Weighted-
                                     Average   Weighted-             Weighted-
                                    Remaining   Average               Average
        Range of         Number    Contractual Exercise    Number    Exercise
     Exercise Prices   Outstanding    Life       Price   Exercisable   Price
     ---------------   ----------- ----------- --------- ----------- ---------
     $0.19 - $ 3.62       201,000     4.24      $ 1.81     148,000    $ 1.35
     $5.00 - $ 9.40       670,000     5.43      $ 6.55     108,000    $ 6.28
     $9.75 - $32.35     1,047,000     8.99      $13.68     138,000    $18.52

  ARIS applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock options issued to employees. Had compensation cost for the 1995 Plan and the 1997 Plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ARIS' net income and net income per share would have been as follows:

                                                  Year Ended December 31,
                                              --------------------------------
                                                 1996       1997       1998
                                              ---------- ---------- ----------
     Net income as reported.................. $2,234,000 $5,899,000 $1,400,000
     Net (loss) income pro forma............. $1,947,000 $5,615,000 $ (694,000)
     Basic earning per share as reported.....      $0.27      $0.60      $0.13
     Diluted earning per share as reported...      $0.26      $0.56      $0.12
     Basic earnings per share pro forma......      $0.26      $0.57     $(0.06)
     Diluted earnings per share pro forma....      $0.25      $0.53     $(0.06)

  The fair value of each stock option granted in 1996, 1997 and 1998 was estimated on the date of grant using the Black-Scholes single option method. The following weighted average assumptions were used for grants in 1996, 1997 and 1998:

                                                    Year ended December 31,
                                                --------------------------------
                                                   1996       1997       1998
                                                ---------- ---------- ----------
     Assumptions:
     Risk free interest rate...................    6.0%      6.75%      4.54%
     Expected holding period................... 4.75 years 4.75 years 4.75 years
     Dividend yield............................     0%         0%         0%
     Expected volatility.......................     0%       59.0%      94.0%

14. Profit Sharing Plan

  ARIS maintains a qualified defined contribution profit sharing 401(k) plan which covers full time employees with at least one month of service. There were no employer contributions to the plan for 1996 or 1997. In 1998, the Company instituted a 401(k) matching contribution program whereby the Company matched each employees' contribution on a dollar-for-dollar basis up to $800 per participating employee. During 1998, the Company contributed $256,000 to the 401(k) plan.

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

15. Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities

  ARIS paid interest of $66,000, $194,000 and $49,000 during 1996, 1997 and
1998, respectively. ARIS paid $2,208,000, $3,375,000 and $3,045,000 in income taxes during 1996, 1997 and 1998, respectively.

  As more fully described in Note 2, ARIS merged with Barefoot and InTime in transactions accounted for as poolings of interest. As more fully described in
Note 4, ARIS has acquired nine companies in transactions accounted for as purchases in exchange for Common Stock, cash, warrants and/or notes payable.

16. Operating Business Groups

  ARIS is engaged in three distinct businesses consisting of database consulting services, information technology training and software sales. Total revenue by segment represents sales to unaffiliated customers. Inter-segment sales are not material. Operating profit represents total revenue less operating expenses. In computing operating profit none of the following items has been added or deducted: general corporate expenses, interest income or expense or income taxes.

  Identifiable assets are those assets used in the operations of each industry segment. Corporate assets primarily consist of cash, investments and certain prepaid expenses.

  Summarized financial information by business group for 1996, 1997 and 1998 is as follows:

                         Consulting   Training     Software
                            Group       Group        Group      Corporate      Total
                         ----------- -----------  -----------  -----------  ------------
1996:
Revenue................. $27,505,000 $14,711,000  $ 1,680,000               $ 43,896,000
Operating profit........   9,074,000   1,613,000   (1,009,000) $(6,205,000)    3,473,000
Identifiable assets.....   7,773,000   6,520,000    2,113,000    4,269,000    20,675,000
Depreciation and
 Amortization...........      42,000     635,000      250,000      324,000     1,251,000
Capital expenditures....      34,000   2,171,000       41,000      208,000     2,454,000
1997:
Revenue................. $42,731,000 $28,896,000  $ 4,659,000               $ 76,286,000
Operating profit........  12,824,000   3,607,000      836,000  $(8,820,000)    8,447,000
Identifiable assets.....  10,453,000  18,584,000    2,581,000   28,933,000    60,551,000
Depreciation and
 Amortization...........     173,000   1,401,000      435,000      445,000     2,454,000
Capital expenditures....     401,000   1,600,000      137,000      518,000     2,656,000
1998:
Revenue................. $64,036,000 $40,398,000  $11,460,000               $115,894,000
Operating profit........   2,712,000  (5,641,000)   6,545,000  $  (734,000)    2,882,000
Identifiable assets.....  20,701,000  21,087,000    4,093,000   23,600,000    69,481,000
Depreciation and
 amortization...........     702,000   2,402,000      432,000      352,000     3,888,000
Capital expenditures....   2,564,000   3,352,000      131,000    5,653,000    11,700,000

17. Geographic Segment Information

  Major operations outside the United States include ARIS(UK) which was purchased by ARIS in 1997. Substantially all of ARIS(UK)'s business relates to sales in the United Kingdom and Europe. Certain information

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

regarding operations in this geographic segment is presented in the table below. Intercompany sales between ARIS(UK) and ARIS are not material.

                                                As of and for the Year Ended
                                                        December 31,
                                            ------------------------------------
                                               1996        1997         1998
                                            ----------- ----------- ------------
Net sales:
  United States............................ $38,570,000 $59,604,000 $ 90,479,000
  Europe...................................   5,326,000  16,682,000   25,415,000
                                            ----------- ----------- ------------
                                            $43,896,000 $76,286,000 $115,894,000
                                            =========== =========== ============
Operating profit:
  United States............................ $ 3,241,000 $ 7,319,000 $  2,354,000
  Europe...................................     232,000   1,128,000      528,000
                                            ----------- ----------- ------------
                                            $ 3,473,000 $ 8,447,000 $  2,882,000
                                            =========== =========== ============
Identifiable assets:
  United States............................ $18,035,000 $53,076,000 $ 58,711,000
  Europe...................................   2,640,000   7,475,000   10,770,000
                                            ----------- ----------- ------------
                                            $20,675,000 $60,551,000 $ 69,481,000
                                            =========== =========== ============

18. Quarterly Information (Unaudited)

  The previously reported quarterly information has been adjusted to reflect the pooling of interest with Barefoot and InTime (Note 2).

                                                     1997
                                ------------------------------------------------
                                    Q1          Q2          Q3           Q4
                                ----------- ----------- -----------  -----------
As previously reported:
 Net sales..................... $10,409,000 $13,507,000 $14,582,000  $16,633,000
 Gross profit..................   5,460,000   7,248,000   7,843,000    8,798,000
 Net income....................   1,044,000   1,303,000   1,587,000    1,411,000
 Basic earnings per share......       $0.14       $0.17       $0.16        $0.14
 Diluted earnings per share....       $.013       $0.16       $0.15        $0.13
Adjustment:
 Net sales..................... $ 4,855,000 $ 5,225,000 $ 5,264,000  $ 5,811,000
 Gross profit..................   2,027,000   2,382,000   2,344,000    2,718,000
 Net income....................     179,000     515,000    (240,000)     100,000
As adjusted:
 Net sales..................... $15,264,000 $18,732,000 $19,846,000  $22,444,000
 Gross profit..................   7,487,000   9,630,000  10,187,000   11,516,000
 Net income....................   1,223,000   1,818,000   1,347,000    1,511,000
 Basic earnings per share......       $0.14       $0.21       $0.12        $0.13
 Diluted earnings per share....       $0.13       $0.19       $0.11        $0.13

                                ARIS CORPORATION

                        December 31, 1996, 1997 and 1998

                                                   1998
                              ------------------------------------------------
                                  Q1          Q2           Q3          Q4
                              ----------- -----------  ----------- -----------
As previously reported:
 Net sales................... $20,737,000 $29,162,000  $31,488,000 $29,894,000
 Gross profit................  11,074,000  15,078,000   16,982,000  14,011,000
 Net income (loss)...........   1,045,000  (1,053,000)   2,457,000  (1,404,000)
 Basic earnings (loss) per
  share......................       $0.10      $(0.09)       $0.22      $(0.13)
 Diluted earnings (loss) per
  share......................       $0.09      $(0.09)       $0.21      $(0.13)
Adjustment:
 Net sales................... $ 4,486,000 $   127,000          --          --
 Gross profit................   2,638,000     847,000          --          --
 Net income..................     401,000     (46,000)         --          --
As adjusted:
 Net sales................... $25,223,000 $29,289,000  $31,488,000 $29,894,000
 Gross profit................  13,712,000  15,926,000   16,982,000  14,011,000
 Net income (loss)...........   1,446,000  (1,099,000)   2,457,000  (1,404,000)
 Basic earnings (loss) per
  share......................       $0.14      $(0.10)       $0.22      $(0.13)
 Diluted earnings (loss) per
  share......................       $0.13      $(0.10)       $0.21      $(0.13)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of ARIS Corporation

  In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ARIS Corporation and its subsidiaries at December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Barefoot Computer Training Limited for the two years ended November 30, 1997 which statements reflect total assets of $3,018,000 at November 30, 1997, and total revenues of $5,326,000 and $7,419,000 for the years ended November 30, 1996 and 1997, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the 1996 and 1997 amounts included for Barefoot Computer Training Limited is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Seattle, Washington
January 28, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Barefoot Computer Training Limited

  In our opinion, the balance sheet and the related statements of income, of cash flows and of changes in stockholders' equity of Barefoot Computer Training Limited (not presented separately herein) present fairly, in all materials respects, the financial position of Barefoot Computer Training Limited at 30 November 1997 and 1996 and the results of its operations and its cash flows for each of the three years ended 30 November 1997, in conformity with accounting principles generally accepted in the United States, all expressed in British Pound Sterling. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. we conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ BDO Stoy Hayward

BDO Stoy Hayward
Chartered Accountants
London, England

April 23, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III

  Part III is incorporated herein by reference from the Company's definitive proxy statement issued in connection with the Company's 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 1998 fiscal year. Certain information regarding the executive officers of the Company is set forth in
Part I of this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this Report:

    (1) Financial Statements--all consolidated financial statements of the Company as set forth under Item 8 of this Report.

    (2) The independent auditor's report with respect to the financial statement schedules appears on page 49 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

    (3) Financial statement schedules--see index on page 50 of this Report.

  (b) Reports on Form 8-K: A current report on Form 8-K was filed with the Securities and Exchange Commission on December 1, 1998, solely for the purpose of incorporating by reference the financial statements in the Registration Statement on Form S-4 (333-51859) in connection with the filing of a Registration Statement on Form S-8 (333-68199) to register additional shares of the Company's Common Stock reserved for issuance under the 1997 Stock Option Plan as approved by the shareholders of the Company on April 28, 1998.

  (c) Exhibits: See page 51 for index to exhibits.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of ARIS Corporation

  Our audits of the consolidated financial statements referred to in our report dated January 28, 1999 appearing in the 1998 Annual Report to Shareholders of ARIS Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Seattle, Washington
March 29, 1999

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

  Schedule
  --------
 Schedule II Valuation and Qualifying Accounts   Exhibit 99.1

                               INDEX TO EXHIBITS

 Exhibit
   No.                              Description
 -------                            -----------
   2.1   Agreement and Plan of Merger dated September 13, 1997, among the
         Company, Enterprise Computing Inc., d/b/a Buller Owens &
         Associates and each of the stockholders of Enterprise Computing
         Inc. (Exhibit 2.1)                                                 (C)
   2.2   Agreement and Plan of Merger dated as of April 26, 1998, between
         the Company and InTime Systems International, Inc. (Exhibit 2.1)   (D)
   2.3   Amendment No. 1 to Agreement and Plan of Merger dated as of May
         27, 1998 between the Company and InTime Systems International,
         Inc. (Exhibit 2.2)                                                 (D)
   3.1   Amended and Restated Articles of Incorporation. (Exhibit 3.1)      (A)
   3.2   Amended and Restated Bylaws. (Exhibit 3.2)                         (A)
   4.1   Articles IV and V of the Amended and Restated Articles. (Exhibit
         4.1)                                                               (A)
   4.2   Articles II, IV, VI, VII, IX, X and XI of the Amended and
         Restated Bylaws. (Exhibit 4.2)                                     (A)
  10.1   Applied Relational Information Systems, Inc. 1995 Stock Option
         Plan. (Exhibit 10.1) +                                             (A)
  10.2   ARIS Corporation 1997 Stock Option Plan. (Exhibit 10.2) +          (A)
  10.3   ARIS Corporation 1998 Employee Stock Purchase Plan. (Exhibit
         99.1) +                                                            (B)
  10.4   Amendment Dated March 24, 1998 to ARIS Corporation 1998 Employee
         Stock Purchase Plan. (Exhibit 99.1) +                              (F)
  10.5   Employment Agreement dated July 22, 1992 between the Company and
         Kendall W. Kunz. (Exhibit 10.4) +                                  (A)
  10.6   Employment Agreement effective as of December 31, 1994 between
         the Company and Jeffrey W. Gilles. (Exhibit 10.5) +                (A)
  10.7   Employment Agreement dated February 11, 1991 between the Company
         and John Y. Song. (Exhibit 10.6) +                                 (A)
  10.8   Form of Indemnification Agreement for Directors and Officers.      (E)
  10.9   Summary of Insurance held by the Company prepared by Acordia
         Northwest, Inc. on March 10, 1997. (Exhibit 10.8)                  (A)
  10.10  Credit Agreement between the Company and U.S. Bank of
         Washington, National Association, dated March 14, 1997. (Exhibit
         10.9)                                                              (A)
  10.11  Registration Rights Agreement dated as of February 28, 1997 by and between the Company and certain holders of Common Stock.
         (Exhibit 10.10)                                                    (A)
  10.12  Registration Rights Agreement dated as of February 28, 1997 by and between the Company and Charles Henderson Cunningham.
         (Exhibit 10.11)                                                    (A)
  10.13  Purchase and Sale Agreement dated as of December 19, 1997 between Vangard Management Company, Jeff Foushee, Lock Anderson
         and Richard Barker and the Company.                                (E)
  10.14  Agreement for the sale and purchase of the entire issued share capital of Oxford Computer Group Limited dated February 14,
         1997, by and among the Company and the Shareholders of Oxford
         Computer Group Limited. (Exhibit 10.35)                            (A)
  10.15  Sun Microsystems Educational Services U.S. Strategic Alliance
         Agreement by and between SunService, a division of Sun
         Microsystems Inc. and the Company. (Exhibit 10.36)                 (A)
  10.16  Microsoft vendor contracts (Exhibit 10.37)                         (A)
  10.17  Oracle vendor contracts (Exhibit 10.38)                            (A)

 Exhibit
   No.                            Description
 -------                          -----------
  *21.1  List of the Company's Subsidiaries.
  *23.1  Consent of PricewaterhouseCoopers LLP, independent certified public accountants for the Company.
  *23.2  Consent of BDO Stoy Hayward, Chartered Accountants.
 **24.1  Power of Attorney (Included in the signature page to this
         Registration Statement).
  *27.1  Financial Data Schedule.
  *99.1  Schedule II--Valuation and Qualifying Accounts and Reserves.

--------
 +  Management contract or compensatory plan

 *  Included herewith

**  See signature page.

(A) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, registration number 333-25409.

(B) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-8, registration number 333-40923.

(C) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form 8-K dated September 24, 1997 (SEC File number 000-22649.)

(D) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 5, 1998, registration statement number 333-51859.

(E) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1997.

(F) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-8 filed with the SEC on December 1, 1998, registration statement number 333-68199.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARIS CORPORATION


                                       /s/ Paul Y. Song
                         By:  _____________________________________
                                           Paul Y. Song
                                      Chairman of the Board
                              Chief Executive Officer and President

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 30th day of March, 1999.

                 Signature                                     Title
                 ---------                                     -----
            /s/ Paul Y. Song                Chairman of the Board, Chief Executive
___________________________________________ Officer and President (Principal Executive
               Paul Y. Song                 Officer)

          /s/ Thomas W. Averill             Vice President, Finance and Chief Financial
___________________________________________ Officer (Principal Financial and Accounting
             Thomas W. Averill              Officer)

           /s/ Kendall W. Kunz              Senior Vice President of North America and
___________________________________________ Director
              Kendall W. Kunz

          /s/ Bruce R. Kennedy              Director
___________________________________________
             Bruce R. Kennedy

         /s/ Kenneth A. Williams            Director
___________________________________________
            Kenneth A. Williams