Form 10-K405/A
period 1998-12-31
ARIS CORP/
filed 1999-04-19
CIK 1037186

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

                             Amendment No. 1

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  The Company's Annual Report on Form 10-K is being amended to correct typographical errors contained in the registrant's audited financial statements.

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

 Cost of Sales

  Cost of sales increased $17,797,000 to $55,263,000 in 1998 from $37,466,000 in 1997, representing an increase of 48%. The increase in cost of sales is primarily a reflection of the increase in sales and the activities associated with such sales and restructuring costs included in 1998. Cost of sales as a percentage of sales decreased from 49% for 1997 to 48% for 1998. Exclusive of reorganization expenses, cost of sales were 47% of sales in 1998. The reduction in cost of sales as a percentage of sales was caused by the relative increase in the sale of software products that have a lower percentage of costs of sales compared to the Company's training and consulting operations. During 1998, consulting and training cost of sales was $53,250,000 and 46% of total revenue compared to $36,635,000 and 48% of total revenue in 1997. Software cost of sales was $1,710,000 in 1998, representing 1.5% of total revenue compared to $831,000 and 1.1% of total revenue in 1997.

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

 Training Revenue

  Training revenue increased $14,185,000 to $28,896,000 for 1997 from $14,711,000 for 1996, representing a 96% increase. A significant portion of the increase in training revenue for 1997 is attributable to businesses acquired by the Company subsequent to December 31, 1996. Revenue increased in the comparison period as a result of a significant increase in the number of classes and class training days offered. The Company offered 5,870 classes and 15,059 training days during 1997 as compared to 2,200 classes and 6,811 training days during 1996.

 Software Revenue

  Software revenue increased $2,979,000 to $4,659,000 for 1997 from $1,680,000 for 1996, representing an increase of 177%. The increase in revenue is primarily attributable to sales of the NoetixViews suite of products by ASI.

 Cost of Sales

  Cost of sales increased $15,246,000 to $37,466,000 in 1997 from $22,220,000 in 1996, representing an increase of 69%. The increase in cost of sales is primarily a reflection of the increase in sales and the activities associated with such sales. Cost of sales as a percentage of sales decreased from 51% for 1996 to 49% for 1997. The reduction in cost of sales as a percentage of sales was caused by the relative increase in the sale of software products. Software sales have a lower percentage of costs of sales compared to the Company's training and consulting operations.

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

  In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. If adopted by the Company, the Company expects that SFAS 133 will have no material impact on its financial statements.

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

International Operations

  A substantial portion of the Company's revenue is derived from its international operations. The Company faces certain risks inherent in conducting business internationally, such as unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, differing employment laws and practices in foreign countries, longer payment cycles, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, currency exchange fluctuations and potentially adverse tax consequences. Any of these factors could adversely affect the success of the Company's international operations. There can be no assurance that such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's consolidated financial condition and results of operations. The Company may also face risks from foreign currency fluctuations. To date the Company has not entered into any forward exchange contracts or other hedging activities in anticipation of foreign currency fluctuations, but it may do so in the future.

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

Intellectual Property Rights

  The Company uses certain proprietary consulting and training methodologies; courseware; software applications and products; trademarks and service marks and other proprietary and intellectual property rights. The Company relies upon a combination of copyright, trademark and trade secret laws, as well as nondisclosure and other contractual arrangements, to protect these proprietary rights. The Company uses client licensing agreements and employee and third party nondisclosure and confidentiality agreements to limit access to, and distribution of, its proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to deter misappropriation of such rights or that the Company will be able to detect unauthorized uses and take immediate or effective steps to enforce its rights. If substantial unauthorized uses of the Company's proprietary rights were to occur the Company could be required to engage in costly and time-consuming litigation to enforce its rights. In addition, the Company does business in countries that do not provide protection or enforcement of intellectual property rights to the same extent as the United States, and on the Internet, which is not currently subject to comprehensive regulation.
  The Company develops custom software applications and methodologies, and training courses and methodologies for third-party software products. The training courses, methodologies, and courseware are owned by the Company through agreements with employees and subcontractors, but ownership of software applications developed for clients is often assigned to the client, with the Company retaining limited use licenses. The Company also develops software application tools in the course of its consulting projects. The Company generally seeks to retain significant ownership or marketing rights for adaptation and reuse in subsequent projects. Issues relating to the ownership of and rights to use training courses and methodologies, courseware, and software applications and other tools can be complicated and there can be no assurance that disputes will not arise that affect the Company's ability to resell or reuse such products and methodologies.

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

                                ARIS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year ended December 31,
                                          -----------------------------------
                                             1996        1997        1998
                                          ----------- ----------- -----------
Revenues, net:
  Consulting............................. $27,505,000 $42,731,000 $64,036,000
  Training...............................  14,711,000  28,896,000  40,398,000
  Software...............................   1,680,000   4,659,000  11,460,000
                                          ----------- ----------- -----------
    Total revenues.......................  43,896,000  76,286,000 115,894,000
                                          ----------- ----------- -----------
Cost of sales:
  Consulting and training................  21,774,000  36,635,000  53,250,000
  Software...............................     446,000     831,000   1,710,000
  Restructuring expenses.................                             303,000
                                          ----------- ----------- -----------
    Total cost of sales..................  22,220,000  37,466,000  55,263,000
                                          ----------- ----------- -----------
  Gross profit...........................  21,676,000  38,820,000  60,631,000
Selling, general and administrative
 expense.................................  16,621,000  28,916,000  48,822,000
Amortization of intangible assets........     118,000     380,000     631,000
Research and development expense.........   1,117,000     649,000
Charges related to acquisitions..........     347,000     428,000   5,655,000
Restructuring and other expenses.........                           2,641,000
                                          ----------- ----------- -----------
    Income from operations...............   3,473,000   8,447,000   2,882,000
                                          ----------- ----------- -----------
Other income (expense):
  Investment income (expense)............      89,000     280,000      (5,000)
  Interest income, net...................      93,000     800,000   1,148,000
  Other income...........................      14,000      61,000      15,000
                                          ----------- ----------- -----------
                                              196,000   1,141,000   1,158,000
                                          ----------- ----------- -----------
Income before income tax.................   3,669,000   9,588,000   4,040,000
Income tax expense.......................   1,435,000   3,689,000   2,640,000
                                          ----------- ----------- -----------
Net income............................... $ 2,234,000 $ 5,899,000 $ 1,400,000
                                          =========== =========== ===========
Basic earnings per share.................       $0.27       $0.60       $0.13
                                                =====       =====       =====
Weighted average number of common shares
 outstanding.............................   8,337,000   9,803,000  11,115,000
                                          =========== =========== ===========
Diluted earnings per share...............       $0.26       $0.56       $0.12
                                                =====       =====       =====
Weighted average number of common and
 common equivalent shares outstanding....   8,497,000  10,532,000  11,900,000
                                          =========== =========== ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                ARIS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                                                          1997         1998
                        ASSETS                         -----------  -----------
Current assets:
  Cash and cash equivalents........................... $ 7,196,000  $ 5,225,000
  Investments in marketable securities................  19,663,000    6,513,000
  Accounts receivable, net of allowance for doubtful
   accounts of $917,000 and $1,263,000................  15,314,000   26,734,000
  Consulting contracts in progress....................     618,000      983,000
  Income tax receivable...............................                  293,000
  Deferred income taxes...............................     263,000      448,000
  Prepaid expenses and other assets...................   2,089,000    2,359,000
                                                       -----------  -----------
    Total current assets..............................  45,143,000   42,555,000
                                                       -----------  -----------
Property and equipment, net...........................   7,156,000   16,075,000
                                                       -----------  -----------
Intangible and other assets, net......................   8,252,000   10,851,000
                                                       -----------  -----------
    Total assets...................................... $60,551,000  $69,481,000
                                                       ===========  ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $ 3,270,000  $ 3,345,000
  Accrued payroll.....................................   2,147,000    3,385,000
  Other accrued expenses..............................   1,371,000    4,792,000
  Deferred revenue....................................   2,468,000    2,333,000
  Income tax payable..................................     228,000
                                                       -----------  -----------
    Total current liabilities.........................   9,484,000   13,855,000
                                                       -----------  -----------
Deferred income taxes.................................     585,000      312,000
                                                       -----------  -----------
Commitments and contingencies (Note 10)
Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized; none
   issued and outstanding.............................         --           --
  Common stock, no par value; 100,000,000 shares
   authorized.........................................         --           --
  Additional paid-in-capital..........................  43,749,000   47,347,000
  Retained earnings...................................   6,769,000    7,956,000
  Other comprehensive income..........................     (36,000)      11,000
                                                       -----------  -----------
    Total shareholders' equity........................  50,482,000   55,314,000
                                                       -----------  -----------
    Total liabilities and shareholders' equity........ $60,551,000  $69,481,000
                                                       ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             ARIS CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                              Common Stock
                          ---------------------
                                                                           Accumulated
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

                                ARIS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                              Year ended December 31,
                                        --------------------------------------
                                           1996          1997         1998
                                        -----------  ------------  -----------
Cash flows from operating activities:
Net income............................  $ 2,234,000  $  5,899,000  $ 1,400,000
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization.......    1,251,000     2,454,000    3,888,000
  Provision for doubtful accounts
   receivable.........................       30,000       166,000      346,000
  Loss on sale of property and
   equipment..........................       67,000
  Gain on sale of investments.........                   (280,000)
  Purchased research and development..      307,000
  Changes in assets and liabilities
   net of effects of acquisitions:
    Increase in accounts receivable...   (2,717,000)   (4,712,000) (10,875,000)
    Increase in consulting contracts
     in progress......................     (408,000)     (164,000)    (365,000)
    (Increase) decrease in income tax
     receivable.......................     (186,000)      186,000     (293,000)
    (Increase) decrease in prepaid
     expenses and other assets........       15,000    (1,069,000)   1,155,000
    Increase (decrease) in accounts
     payable..........................      247,000        58,000     (222,000)
    Increase in accrued expenses......    1,608,000       130,000    4,671,000
    Increase (decrease) in deferred
     revenue..........................     (254,000)      705,000     (224,000)
    Increase (decrease) in income
     taxes payable....................     (372,000)      441,000     (603,000)
    Decrease in deferred taxes........     (217,000)     (452,000)    (273,000)
                                        -----------  ------------  -----------
  Net cash provided by (used in)
   operating activities...............    1,605,000     3,362,000   (1,395,000)
                                        -----------  ------------  -----------
Cash flows from investing activities:
Purchases of investments..............     (462,000)  (32,436,000) (11,103,000)
Sales of investments..................      362,000    14,005,000   24,316,000
Purchase of property and equipment....   (2,454,000)   (2,656,000) (11,700,000)
Acquisition of businesses, net of cash
 acquired.............................   (1,427,000)   (1,726,000)  (3,650,000)
Proceeds from sale of property and
 equipment............................      307,000
                                        -----------  ------------  -----------
  Net cash used in investing
   activities.........................   (3,674,000)  (22,813,000)  (2,137,000)
                                        -----------  ------------  -----------
Cash flows from financing activities:
Proceeds from initial public offering,
 net of offering costs................                 31,242,000
Issuance of common stock..............                                 668,000
Stock options exercised...............       22,000        88,000      627,000
Repurchase of common stock............     (100,000)   (4,027,000)
Tax benefit related to stock options
 exercised............................        8,000                    495,000
Payments on borrowings................     (500,000)  (12,601,000)
Proceeds from borrowings..............    1,500,000     9,825,000
                                        -----------  ------------  -----------
  Net cash provided by financing
   activities.........................      930,000    24,527,000    1,790,000
                                        -----------  ------------  -----------
Net (decrease) increase in cash and
 cash equivalents.....................   (1,139,000)    5,076,000   (1,742,000)
Effect of exchange rate changes on
 cash.................................                                 (16,000)
Adjustment to conform fiscal year of
 Barefoot Computer Training Limited...                                (213,000)
Cash and cash equivalents at beginning
 of year..............................    3,259,000     2,120,000    7,196,000
                                        -----------  ------------  -----------
Cash and cash equivalents at end of
 year.................................  $ 2,120,000  $  7,196,000  $ 5,225,000
                                        ===========  ============  ===========

See Note 15 for supplemental cash flow information.

  The accompanying notes are an integral part of these consolidated financial statements.

                               ARIS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1996, 1997 and 1998

1. Organization, Operations, and Summary of Significant Accounting Policies

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

Foreign currency translations

  The financial statements of ARIS' foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Under the provisions of SFAS 52, all assets and liabilities in the balance sheet of the foreign subsidiaries, whose functional currency is the U.K. Pound Sterling, are translated at year-end exchange rates, profit and loss accounts are translated at average exchange rates prevailing during the period and translation gains and losses are accumulated in a separate component of shareholders' equity.

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

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998


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

                                 ARIS as   Adjustment Adjustment
                                reported    Barefoot    InTime     Combined
                               ----------- ---------- ----------- -----------
Year ended December 31, 1996:
Revenue....................... $26,898,000 $5,326,000 $11,672,000 $43,896,000
                               =========== ========== =========== ===========
Net income.................... $ 2,014,000 $  152,000 $    60,000 $ 2,226,000
  Adjustment (1)..............                                          8,000
                                                                  -----------
    Consolidated net income...                                    $ 2,234,000
                                                                  ===========
Year ended December 31, 1997:
Revenue....................... $55,131,000 $7,419,000 $13,736,000 $76,286,000
                               =========== ========== =========== ===========
Net income.................... $ 5,345,000 $  410,000 $   564,000 $ 6,319,000
  Adjustment (1)..............                                       (420,000)
                                                                  -----------
    Consolidated net income...                                    $ 5,899,000
                                                                  ===========
For the three months ended
 March 31, 1998
Revenue....................... $20,737,000            $ 4,497,000 $25,234,000
                               ===========            =========== ===========
Net Income.................... $ 1,045,000            $   355,000 $ 1,400,000

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

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

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
                                           ==========  ==========  ==========

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998


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

  On November 1, 1997, ARIS acquired the stock of Absolute!, Inc. ("Absolute!"), an information technology training company located in Dallas, Texas, in exchange for 40,909 shares of unregistered Common Stock and $100,000 cash. In connection with the acquisition of Absolute!, ARIS entered into a $500,000 earn-out agreement with the former shareholder based on attainment of certain future financial goals. During 1998, ARIS paid an aggregate of $250,000 pursuant to the earn-out agreement, of which $150,000 was exchanged for approximately 5,000 unregistered shares of Common Stock.

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

                       December 31, 1996, 1997 and 1998


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

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998


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
                                                      ===========  ===========

7. Investments

  Investments in marketable securities at December 31, 1997 and 1998 consist of investments in debt securities totaling $19,663,000 and $6,513,000, respectively. These investments have been classified as available-

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998

for-sale and, accordingly, the excess of fair value over cost, net of tax, has been included as a separate component of shareholders' equity at December 31, 1997 and 1998. The debt securities held at December 31, 1998 have maturities ranging from January 1999 to August 1999.

8. Income Taxes

  Income tax expense consists of the following:

                                                 Year Ended December 31,
                                            -----------------------------------
                                               1996         1997        1998
                                            -----------  ----------  ----------
   Current: Federal........................ $ 1,429,000  $3,023,000  $2,532,000
     State.................................     110,000     328,000     354,000
     Foreign...............................      65,000     370,000      98,000
                                            -----------  ----------  ----------
                                              1,604,000   3,721,000   2,984,000
                                            -----------  ----------  ----------
   Deferred: Federal.......................    (212,000)     32,000    (372,000)
     State.................................      12,000     (52,000)    (55,000)
     Foreign...............................      31,000     (12,000)     83,000
                                            -----------  ----------  ----------
                                              (169,000)     (32,000)   (344,000)
                                            -----------  ----------  ----------
       Total tax expense................... $ 1,435,000  $3,689,000  $2,640,000
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
                                              ==========  ========== ==========

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998


  Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                      ----------------------
                                                         1997        1998
                                                      -----------  ---------
   Adjustments to cash basis accounting for tax
    purposes......................................... $  (641,000) $(281,000)
   Depreciation and amortization.....................    (365,000)  (374,000)
   Intangible assets.................................    (166,000)   (46,000)
                                                      -----------  ---------
     Gross deferred tax liabilities..................  (1,172,000)  (701,000)
                                                      -----------  ---------
   Bad debt allowance................................     240,000    585,000
   Accrued vacation and bonuses......................      76,000     68,000
   Unrealized loss on marketable securities..........      40,000
   NOL carry-forward.................................     432,000     86,000
   Other.............................................      62,000     98,000
                                                      -----------  ---------
     Gross deferred tax assets.......................     850,000    837,000
                                                      -----------  ---------
                                                      $  (322,000) $ 136,000
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

  In connection with the acquisition of InTime (as discussed in Note 2), ARIS issued warrants to purchase 718,997 shares of Common Stock as consideration to the former holders of warrants of InTime. The warrants commenced trading on the Nasdaq National Market on July 16, 1998. Each of these warrants entitle the holder to purchase one share of the Company's Common Stock at an exercise price of $22.98. The warrants expire on February 15, 2000.

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

                               ARIS CORPORATION

                       December 31, 1996, 1997 and 1998


  The following table summarizes information about stock options outstanding at December 31, 1998:

                              Options Outstanding         Options Exercisable
                       --------------------------------- ---------------------
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

                                                  Year Ended December 31,
                                              --------------------------------
                                                 1996       1997       1998
                                              ---------- ---------- ----------
     Net income as reported.................  $2,234,000 $5,899,000 $1,400,000
     Net (loss) income pro forma............  $1,947,000 $5,615,000 $ (694,000)
     Basic earning per share as reported....       $0.27      $0.60      $0.13
     Diluted earning per share as reported..       $0.26      $0.56      $0.12
     Basic earnings (loss) per share pro
      forma.................................       $0.26      $0.57     $(0.06)
     Diluted earnings (loss) per share pro
      forma.................................       $0.25      $0.53     $(0.06)

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
                                            ----------- ----------- ------------
                                            $20,675,000 $60,551,000 $ 69,481,000
                                            =========== =========== ============

18. Quarterly Information (Unaudited)

  The previously reported quarterly information has been adjusted to reflect the poolings of interest with Barefoot and InTime (Note 2).

                                                     1997
                                ------------------------------------------------
                                    Q1          Q2          Q3           Q4
                                ----------- ----------- -----------  -----------
As previously reported:
  Net sales.................... $10,409,000 $13,507,000 $14,582,000  $16,633,000
  Gross profit.................   5,460,000   7,248,000   7,843,000    8,798,000
  Net income...................   1,044,000   1,303,000   1,587,000    1,411,000
  Basic earnings per share.....       $0.14       $0.17       $0.16        $0.14
  Diluted earnings per share...       $0.13       $0.16       $0.15        $0.13
Adjustment:
  Net sales.................... $ 4,855,000 $ 5,225,000 $ 5,264,000  $ 5,811,000
  Gross profit.................   2,027,000   2,382,000   2,344,000    2,718,000
  Net income...................     179,000     515,000    (240,000)     100,000
As adjusted:
  Net sales.................... $15,264,000 $18,732,000 $19,846,000  $22,444,000
  Gross profit.................   7,487,000   9,630,000  10,187,000   11,516,000
  Net income...................   1,223,000   1,818,000   1,347,000    1,511,000
  Basic earnings per share.....       $0.14       $0.21       $0.12        $0.13
  Diluted earnings per share...       $0.13       $0.19       $0.11        $0.13

                                ARIS CORPORATION

                        December 31, 1996, 1997 and 1998

                                                   1998
                              ------------------------------------------------
                                  Q1          Q2           Q3          Q4
                              ----------- -----------  ----------- -----------
As previously reported:
  Net sales.................. $20,737,000 $29,162,000  $31,488,000 $29,894,000
  Gross profit...............  11,704,000  15,078,000   16,982,000  14,011,000
  Net income (loss)..........   1,045,000  (1,053,000)   2,457,000  (1,404,000)
  Basic earnings (loss) per
   share.....................       $0.10      $(0.09)       $0.22      $(0.13)
  Diluted earnings (loss) per
   share.....................       $0.09      $(0.09)       $0.21      $(0.13)
Adjustment:
  Net sales.................. $ 4,486,000 $   127,000          --          --
  Gross profit...............   2,008,000     848,000          --          --
  Net income.................     401,000     (46,000)         --          --
As adjusted:
  Net sales.................. $25,223,000 $29,289,000  $31,488,000 $29,894,000
  Gross profit...............  13,712,000  15,926,000   16,982,000  14,011,000
  Net income (loss)..........   1,446,000  (1,099,000)   2,457,000  (1,404,000)
  Basic earnings (loss) per
   share.....................       $0.14      $(0.10)       $0.22      $(0.13)
  Diluted earnings (loss) per
   share.....................       $0.13      $(0.10)       $0.21      $(0.13)

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