Form 10-Q
period 1999-03-31
ARIS CORP/
filed 1999-05-17
CIK 1037186

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 ______________

                                   FORM 10-Q

             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1999

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From ____ to ____

                                 ______________

                       Commission File Number  000-22649

                                ARIS CORPORATION
             (Exact name of registrant as specified in its charter)


          Washington                                     91-1497147
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

       2229--112th Avenue N.E.                         (425) 372-2747
   Bellevue, Washington  98004-2936            (Registrant's telephone number,
(Address of principal executive office)             including area code)

     Indicate by check mark whether the registrant:

     (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and

     (2) Has been subject to such filing requirements for the past 90 days.
Yes [X]     No
   -----      ----

     The number of shares outstanding of the registrant's common stock as of March 31, 1999 was 10,947,697.

                               ARIS CORPORATION
                                   FORM 10-Q


Index                                                                       Page
PART I.  FINANCIAL INFORMATION

Item 1      Financial Statements
            a)  Condensed Consolidated Balance Sheets
                as of March 31, 1999 and December 31, 1998                    3

            b)  Condensed Consolidated Statements of
                Income for the Quarters Ended March 31,
                1999 and 1998.                                                4

            c)  Condensed Consolidated Statements of
                Cash Flows for the Quarters Ended March
                31, 1999 and 1998                                             5

            d)  Condensed Consolidated Statement of
                Changes in Shareholders' Equity as of
                March 31, 1999                                                6

            e)  Notes to Condensed Consolidated
                Financial Statements                                        6-8

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                     8-15

Item 3      Qualitative and Quantitative Disclosures
            About Market Risk                                                15

PART II.  OTHER INFORMATION

Item 1      Legal Proceedings                                                15
Item 2      Changes in Securities                                            15
Item 3      Defaults Upon Senior Securities                                  16
Item 4      Submission of Matters to a Vote of                               16
            Security Holder
Item 5      Other Information                                                16
Item 6      Exhibits and Reports on Form 8-K                                 16


                                     PART I
                             FINANCIAL INFORMATION


Item 1.    Financial Statements

ARIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

                                                                               March 31,    December 31,
                                                                                  1999          1998
                                                                              -----------   ------------
                                                                              (unaudited)
Assets
Current assets:
      Cash and cash equivalents                                                  $ 6,414      $ 5,225
      Investments in marketable securities                                         2,006        6,513
      Accounts receivable, net of allowance for
        doubtful accounts of $1,197 and $1,263                                    26,766       26,734
      Other current assets                                                         5,301        4,083
                                                                                 -------      -------
               Total current assets                                               40,487       42,555

Property and equipment, net                                                       15,713       16,075
Intanngible and other assets, net                                                 10,814       10,851
                                                                                 -------      -------
               Total assets                                                      $67,014      $69,481
                                                                                 =======      =======

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                           $ 2,477      $ 3,345
      Accrued liabilities                                                          8,134        8,177
      Deferred revenue                                                             2,336        2,333
                                                                                 -------      -------
               Total current liabilities                                          12,947       13,855
                                                                                 -------      -------
Deferred income taxes                                                                296          312
                                                                                 -------      -------
Commitments and contingencies
Shareholders' equity:
      Preferred stock, 5,000,000 shares authorized, none issued and outstanding
     Common stock, no par value; 100,000,000 shares authorized
     Additional paid-in-capital                                                   44,426       47,347
     Retained earnings                                                             9,549        7,956
     Accumulated other comprehensive income                                         (204)          11
                                                                                 -------      -------
               Total shareholders' equity                                         53,771       55,314
                                                                                 -------      -------
               Total liabilities and shareholders' equity                        $67,014      $69,481
                                                                                 =======      =======

                            See accompanying notes

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share and per share data)  (Unaudited)

                                                                     For the Quarter Ended
                                                                --------------------------------
                                                                 March 31,            March 31,
                                                                    1999                1998
                                                                -----------          ----------
Revenue, net:
 Consulting.................................................    $    17,932          $    13,017
 Training...................................................          9,864                9,597
 Software...................................................          2,424                2,609
                                                                -----------          -----------
   Total revenue............................................         30,220               25,223
Cost of sales:                                                       14,845               11,511
                                                                -----------          -----------
   Gross profit.............................................         15,375               13,712
Selling, general and administrative.........................         12,790               10,262
Amortization of intangible assets...........................            178                  132
Charges related to acquisitions.............................                               1,257
                                                                -----------          -----------
   Income from operations...................................          2,407                2,061
Other income, net...........................................            166                  409
                                                                -----------          -----------
   Income before income tax.................................          2,573                2,470
Income tax expense..........................................            980                1,024
                                                                -----------          -----------
Net income..................................................    $     1,593          $     1,446

Basic earnings per share....................................          $0.14                $0.13

Weighted average number of common shares
   outstanding..............................................     11,227,000           11,035,000

Diluted earnings per share..................................          $0.14                $0.12
Weighted average number of common and common equivalent
 shares outstanding.........................................     11,750,000           11,900,000
                                                                ===========          ===========

                            See accompanying notes

ARIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)     (Unaudited)

                                                                         For the Quarter Ended
                                                                       -----------------------------
                                                                       March 31,           March 31,
                                                                         1999                1998
                                                                       ---------           ---------
Net cash provided by (used in) operating activities.......              $   291             $  (903)
                                                                        -------             -------
Cash flows from investing activities:
Sales of investments in marketable securities.............                4,506               5,543
Purchases of property and equipment.......................                 (473)             (5,866)
                                                                        -------             -------
Net cash provided by (used in) investing activities.......                4,033                (323)
                                                                        -------             -------
Cash flows from financing activities:
Repurchase of common stock................................               (3,073)
Proceeds from exercise of stock options...................                  125                 278
Tax benefit of stock options exercised....................                   27                  43
                                                                        -------             -------
Net cash (used in) provided by financing activities.......               (2,921)                321
                                                                        -------             -------
Net increase (decrease) in cash...........................                1,403                (905)
Effect of exchange rate changes on cash and cash
     equivalents..........................................                 (214)                 14
Adjustment to conform fiscal year of Barefoot Computer
     Training Limited.....................................                                     (213)
Cash and cash equivalents at beginning of period..........                5,225               7,196
                                                                        -------             -------
Cash and cash equivalents at end of period................               $6,414              $6,092
                                                                        =======             =======

                            See accompanying notes

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

                                                      Common Stock
                                                 ----------------------
                                                                                                      Accumulated
                                                                            Additional                   Other          Total
                                                    Shares                   Paid-in      Retained    Comprehensive  Shareholders'
                                                    Issued       Amount      Capital      Earnings      Income          Equity
                                                  --------------------------------------------------------------------------------
Balance at December 31, 1998                      11,269,000     $    -      $47,347        $7,956       $  11          $55,314
Stock options exercised                               35,000                     125                                        125
Stock redemption                                    (356,000)                 (3,073)                                    (3,073)
Tax benefit related to dispositions of stock                                      27                                         27
Comprehensive income:
   Net income                                                                                1,593
   Other comprehensive income, net of tax:
    Foreign currency translation adjustments                                                              (214)
    Unrealized gains on securities, net of
        reclassification adjustment                                                                         (1)
          Comprehensive income                                                                                            1,378
                                                  ----------     ------      -------        ------       -----          -------
Balance at March 31, 1999                         10,948,000     $    -      $44,426        $9,549       $(204)         $53,771
                                                  ==========     ======      =======        ======       =====          =======

Disclosure of reclassification amount:
  Unrealized holding gain (loss) arising during the period                   $(1)
    Less:  reclassification adjustment for gains or losses
             included in net income                                           --
                                                                             ---
  Net unrealized gains (loss) on securities                                  $(1)
                                                                             ===

ARIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
___________________________________________________________________________

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal, recurring adjustments which are necessary to state fairly the condensed consolidated balance sheets, and condensed consolidated statements of income, statements of cash flows and statement of changes in shareholders' equity of ARIS Corporation ("ARIS" or the "Company") as of and for the periods indicated. ARIS presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company's Annual Report on Form 10-K filed on March 31, 1999, have been omitted.

2. On February 28, 1998, the Company completed its acquisition of Barefoot Computer Training Limited ("Barefoot), a company that provides information technology training services in London, England. The acquisition was accounted for as a pooling-of-interests, in which the Company issued 278,611 shares of common stock in exchange for all of the outstanding share capital of Barefoot. Accordingly, all periods included in the financial information furnished hyerein have been restated to give effect to the acquisition. Barefoot had a November 30 fiscal year end and, in order to conform Barefoot's year end to ARIS's year end, Barefoot's financial statements for the month of December 1997 are not included in the statements of income or cash flows for the quarter ended March 31, 1998.

   On June 30, 1998, the Company completed a merger with InTime Systems International, Inc. ("InTime"), a Delaware corporation having its principal offices in West Palm Beach, Florida. InTime, now a division of the Company, provides information technology and human resource management systems consulting services focusing primarily on Oracle and PeopleSoft technologies. The acquisition was accounted for as a pooling-of-interests, in which the Company issued 786,710 shares of Common Stock in exchange for all of the outstanding shares of InTime common stock and warrants (the "Warrants") to purchase 718,997 shares of the Company's Common Stock in exchange for all of the outstanding warrants to purchase shares of InTime common stock. Accordingly, all periods included in the financial information furnished herein have been restated to give effect to the merger. A reconciliation of amounts of revenue and earnings for the quarter ended March 31, 1998, previously reported by ARIS to the combined amounts presented herein follows:

   Quarter Ended                 ARIS as         Adjustment
   March 31, 1998:              reported          InTime         Combined
                               -----------       ----------      -----------
     Revenue                   $20,737,000       $4,486,000      $25,223,000
     Net income                $ 1,045,000       $  401,000      $ 1,446,000


   On April 30, 1998, ARIS, through ARIS (UK) Limited, a wholly-owned subsidiary, acquired all of the outstanding share capital of MMT Computer (Reading) Limited, an information technology consulting company located in Reading, England, in exchange for $2,499,000 cash ((Pounds)1,500,000). The acquisition was accounted for under the purchase method of accounting. Goodwill resulting from this acquisition is amortized over fifteen years.

   On August 10, 1998, ARIS, through ARIS Software, Inc., a wholly-owned subsidiary, acquired all of the assets of db-Centric, Inc., a decision support systems administrative software company focusing on distributed data warehouse management, in exchange for $1,000,000 cash. The acquisition was accounted for under the purchase method of accounting. Goodwill resulting from this acquisition is amortized over fifteen years.

3. Basic earnings per share is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, including options and warrants computed using the treasury stock method. All earnings per share amounts from prior periods have been restated to conform with the current period presentation.

   The difference between the weighted average number of common shares outstanding used to calculate basic earnings per share and the weighted average number of common and common equivalent shares outstanding used to calculate diluted earnings per share is the incremental shares attributed to outstanding options and warrants to purchase common stock computed using the treasury stock method:

                                                                 For the Quarter Ended
                                                                        March 31,
                                                          -----------------------------------
                                                             1999                     1998
                                                          ----------               ----------
Weighted average number of common
      shares outstanding                                  11,227,000               11,035,000
                                                          ----------               ----------
Effect of dilutive securities:
      Warrants                                                    --                    4,000
      Options                                                523,000                  861,000
                                                          ----------               ----------
                                                             523,000                  865,000
                                                          ----------               ----------
Weighted average number of common
      and common equivalent shares outstanding            11,750,000               11,900,000
                                                          ==========               ==========

4. ARIS is engaged in three distinct businesses consisting of information technology consulting services, information technology training and software sales. Total revenue by segment represents sales to unaffiliated customers. Inter-segment sales have been eliminated. Operating profit represents total revenue less operating expenses. Summarized financial information by business group for the quarters ended March 31 1998 and 1999 follows:

                                       CONSULTING         TRAINING         SOFTWARE
                                         GROUP             GROUP             GROUP           CORPORATE           TOTAL
                                    ----------------  ----------------  ---------------  ------------------  -------------
Quarter ended
 March 31, 1998:

  Revenue                                $13,017,000       $9,597,000        $2,609,000                        $25,223,000

  Operating profit                       $ 2,205,000       $ (613,000)       $1,602,000        $(1,133,000)    $ 2,061,000

Quarter ended
March 31, 1999:

  Revenue                                $17,932,000       $9,864,000        $2,424,000                        $30,220,000

  Operating profit                       $ 2,224,000       $ (569,000)       $  788,000        $   (36,000)    $ 2,407,000

5. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in June 1997. This statement establishes new standards for reporting and displaying comprehensive income in the financial statements. In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 131.

   In June 1998, FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments for hedging activities. If adopted by the Company, the Company expects that SFAS 133 will have no material impact on its financial statements.

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

     . The Company's Annual Report on Form 10-K for the year ended December 31,
       1998.

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

     Recent Acquisitions and Restatement of Previously Issued Financial
Statements

     Effective February 28, 1998 the Company acquired all of the outstanding stock of Barefoot Computer Training Limited ("Barefoot"), an IT training company with operations in London, England, in exchange for 278,611 shares of the Company's common stock. The acquisition has been accounted for as a pooling-of-interests of the Company and Barefoot. Accordingly, financial statements of the Company have been restated to include the accounts of Barefoot for all periods and for all comparable statistics presented.

     In April 1998, the ARIS (UK) Limited acquired all of the outstanding share capital of MMT Computing (Reading) Limited ("MMT"), a consulting company focused primarily on Lotus technologies, for (Pounds)1,500,000 cash ($2,499,000). In May 1998, the assets and operations of MMT were merged into ARIS (UK).

       In June 1998, InTime merged with and into ARIS (the "InTime Merger") in exchange for 786,710 shares of ARIS Common Stock and warrants to purchase 718,997 shares of ARIS Common Stock. InTime provided systems integration services and software products relating to the selection, implementation and use of human resources, payroll and selected software systems. The transaction was accounted for as a pooling-of-interests. Accordingly, financial statements of the Company have been restated to include the accounts of InTime for all periods and for all comparable statistics presented.

       In August 1998, ASI acquired substantially all of the assets of db-Centric, Inc. ("db-Centric"), a software development company located in San Francisco, California, in exchange for $1,000,000 cash. db-Centric's primary business involved the development of a distributed data warehouse query and resource management system.

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998


     Total Revenue

     Total revenues increased $4,997,000 to $30,220,000 for the quarter ended March 31, 1999 from $25,223,000 for the quarter ended March 31, 1998, representing a 20% increase. The increase in total revenue is a result of an increase in revenue for the training and consulting divisions over the comparison period, which offset a slight decrease in revenue in the software division.

     Consulting Revenue

     Consulting revenues increased $4,915,000 to $17,932,000 for the quarter ended March 31, 1999 from $13,017,000 for the quarter ended March 31, 1998 representing a 38% increase. Consulting revenue increased as a result of an overall increase in the level of consulting activity. The Company employed or contracted for the services of an average of 387 full-time consultants and project managers during the quarter ended March 31, 1999 compared to 261 during the same quarter in 1998.

     Training Revenue

     Training revenue increased $267,000 to $9,864,000 for the quarter ended March 31, 1999 from $9,597,000 for the quarter ended March 31, 1998, representing a 3% increase. Revenues increased in the first quarter of 1999 as a result of a significant increase in the number of classes and class training days offered. The Company offered 2,642 classes and 5,385 training days in the quarter ended March 31, 1999 as compared to 1,698 classes and 4,767 training days in the quarter ended March 31, 1998.

     Software Revenue

     Software revenue decreased $185,000 to $2,424,000 for the quarter ended March 31, 1999 from $2,609,000 in the quarter ended March 31, 1998, representing a decrease of 7%. The decrease in revenue is primarily attributable to reduced sales of the NoetixViews suite of products developed by the Company's software subsidiary.

     Cost of Sales

     Cost of sales consists primarily of salaries and employee benefits for consultants, project managers and instructors; subcontractor fees; non-reimbursable travel expenses related to consulting and training activities and the cost of production of software modules and amortization of capitalized software costs. Cost of sales increased $3,334,000 to $14,845,000 in the quarter ended March 31, 1999 from $11,511,000 in the quarter ended March 31, 1998. The increase in cost of sales is primarily a reflection of the increase in sales. Cost of sales as a percentage of sales increased from 46% for the quarter ended March 31, 1998 to 49% for the quarter ended March 31, 1999. This increase is a result of the relative increase in the proportion of consulting revenues and costs compared to training and software revenues. Relative to the Company's training and software operation, consulting operations utilize a higher proportion of professional labor and benefits, which are included in cost of sales, and lower proportions of marketing, facilities and general office administration costs which are included in SG&A expense.

     Selling, General and Administrative Expense

     Selling, general and administrative (SG&A) expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases; amortization of capitalized computer hardware and equipment costs; software license fees, travel and business development costs. SG&A expense increased $2,528,000 to $12,790,000 for the quarter ended March 31, 1999 from $10,262,000 for the quarter ended March 31, 1998 which represents an increase of 25%. Total SG&A expense as a percentage of total revenue increased from 41% for the quarter ended March 31, 1998 to 42% for the quarter ended March 31, 1999. The increase is primarily the result of the Company's increased expenditures for sales staffing and increases in marketing activities.

     During the quarter ended March 31, 1998, the Company incurred expenses associated with the acquisition of Barefoot such as business brokerage, legal and accounting fees and integration costs amounting to $1,257,000 or 5% of revenue. There were no comparable costs in the period ended March 31, 1999.

     Other Income, Net

     Other income, net, consists primarily of interest income on cash and cash equivalents and finance charges due on accounts receivable. Other income decreased from $409,000 for the quarter ended March 31, 1998 to $166,000 for the quarter ended March 31, 1999. The decrease is primarily attributable to a decrease in the Company's investment yield on proceeds from the Company's initial public offering completed on June 19, 1997. Average invested proceeds during the quarter ended March 31, 1999 were $9,280,000 compared to $20,285,000 during the quarter ended March 31, 1998.

     Income Tax Expense

     Income tax expense decreased from $1,024,000 in the quarter ended March 31, 1998 to $980,000 in the quarter ended March 31, 1999. As discussed above, the Company incurred acquisition-related expenses in the quarter ended March 31, 1998 and did not incur any such expenses in the comparable period in 1999. A significant portion of these acquisition-related expenses are not deductible in the determination of taxable income and accordingly, the resultant tax expense of the quarter ended March 31, 1998 is higher. The effective tax rate in the quarter ended March 31, 1998 was 41% compared to 38% in the quarter ended March 31, 1999.

     Net Income

     Net income increased $147,000 to $1,593,000 for the quarter ended March 31, 1999, from $1,446,000 for the quarter ended March 31, 1998. Net income as a percentage of sales decreased from 6% to 5%, primarily as a result of the decrease in the Company's gross profit from 54% of revenue in the quarter ended March 31, 1998 to 51% of revenue in the quarter ended March 31, 1999 as a result of the increase in Cost of Sales and the increase in SG&A Expense, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     On January 11, 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock for the purpose of making additional shares available to the Company's 1997 Stock Option Plan and its Employee Stock Purchase Plan. During the quarter 355,600 shares were purchased for $3,073,000 at an average purchase price of $8.64 per share. On April 15, 1999, the Board of Directors formally terminated any further purchases of the Company's common stock pursuant to the January 1999 share repurchase authorization.

     The Company's cash increased $1,189,000 in the quarter ended March 31, 1999 compared to a reduction of cash of $1,104,000 in the quarter ended March 31, 1998. In addition to $291,000 provided by operations in the period ended March 31, 1999, the Company sold investments in marketable securities amounting to $4,506,000 primarily to repurchase 355,600 shares of its common stock at an aggregate purchase price of $3,073,000 and to purchase $473,000 of property and equipment. In the quarter ended March 31, 1998, the Company expensed $1,257,000 pursuant to its merger with Barefoot, resulting in $903,000 of cash used in its operating activities. Additionally, the Company sold $5,543,000 of investments primarily to pay for the construction of its headquarters in Bellevue, Washington.

     The Company anticipates that capital expenditures related to expected expansion will continue in the coming year and will continue to be financed by operational cash flows generated as well as utilization of invested funds, if needed. Management anticipates that in 1999 cash and marketable securities will be employed for general corporate purposes including the opening of new offices, potential acquisitions of companies and other business opportunities that may arise.

     At March 31, 1998, the Company had accounts receivable of $26,766,000 and 80 days sales outstanding. At March 31, 1998, accounts receivable were $19,301,000 and 97 days sales outstanding. The substantial improvement of days sales outstanding results from improved collection and account maintenance procedures.

     The Company has a $10 million line of credit with US Bank, a division of First Bank Systems. The credit line provides funds for general business purposes and is secured by substantially all of the Company's assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. The Company is in compliance with all requirements of the agreement. The credit line expires on June 1, 2000. Management anticipates that the credit line will be renewed in an amount suitable to meet its requirements upon expiration of the existing agreement.

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

     The Company's consulting engagements often involve the implementation of software applications that replace legacy systems of the client that are not Y2K compliant. In the event that the Company is not able for any reason to meet its contractual obligations with a client, the Company could be found liable for damages as a result of that client's Y2K exposure. Such damages could include costs associated with re-mediating the client's legacy systems to make them Y2K compliant, and any other direct, indirect, consequential or incidental damages. Although assessment and testing is ongoing, the Company believes that its software products, ARIS DFRAG, TAMS, and the NoetixViews suite of products are Y2K compliant. The Company endeavors to negotiate appropriate limitations of liability and disclaimers regarding its Y2K and other liability in its agreements with clients. Although the Company does not carry any endorsement or policy specifically written for Y2K liability, the Company believes that its insurance includes adequate coverage for damages that may result from any Y2K related claim. However, there can be no guarantee that the Company will not be found liable for Y2K-related damages as a result of services performed by the Company on behalf of that client.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
         RISK

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


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is involved from time to time in routine legal proceedings incidental to its business. As of March 31, 1999, the Company was not involved in any material legal proceedings.

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

     From the effective date of the Registration Statement through March 31, 1999, the Company has incurred an estimated $3,255,000 in expenses for the Company's account in connection with the issuance and distribution of the Common Stock, including underwriting discounts and commissions ($2,415,000) and other expenses ($840,000). No finders' fees or expenses were paid to or for the underwriters. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.

     From the effective date of the Registration Statement through March 31, 1999, the Company has applied $4,000,000 of the proceeds from its initial public offering (the "Offering") to the repayment of the Company's revolving bank loan, $5,376,000 in connection with the acquisition of other companies, and $14,338,000 to capital expenditures. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company. To date, the Company believes that its has used the Offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. As of March 31, 1999, the remaining $7,528,000 of the Offering proceeds were invested in short term marketable securities.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  EXHIBITS

          See Exhibit Table on page 18.

     (B)  REPORTS ON FORM 8-K

          None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of                 ARIS Corporation
May 1999.


                                       By: /s/ Thomas W. Averill
                                           -----------------------------------
                                           Thomas W. Averill
                                           Vice President, Finance;
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

                                   EXHIBITS


Page    Exhibit Number     Exhibit Name
----    ---------------    ------------
              27.1         Financial Data Schedule
