Form 10-Q
period 1999-06-30
ARIS CORP/
filed 1999-08-06
CIK 1037186

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period From ____ to ____


                        Commission File Number 000-22649

                                ARIS CORPORATION
             (Exact name of registrant as specified in its charter)

                         WASHINGTON                                             91-1497147
      (State or other jurisdiction of incorporation or            (I.R.S. Employer Identification Number)
                        organization)


                  2229 - 112TH AVENUE N.E.                                    (425) 372-2747
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

        The number of shares outstanding of the registrant's common stock as of June 30, 1999 was 11,069,508.

--------------------------------------------------------------------------------

                                ARIS CORPORATION
                                    FORM 10-Q

INDEX                                                                                 PAGE
PART I.  FINANCIAL INFORMATION
Item 1                Financial Statements
                      a)   Condensed Consolidated Balance Sheets as of
                           June 30, 1999 and December 31, 1998                         3
                      b)   Condensed Consolidated Statements of Income
                           for the quarter and six months ended June 30,
                           1999 and 1998                                               4
                      c)   Condensed Consolidated Statements of Cash
                           Flows for the six months ended June 30, 1999
                           and 1998                                                    5
                      d)   Condensed Consolidated Statement of Changes in
                           Shareholders' Equity as of June 30, 1999                    6
                      e)   Notes to Condensed Consolidated Financial
                           Statements                                                 6-8
Item 2                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                            9-15
Item 3                Qualitative And Quantitative Disclosures About
                      Market Risk                                                      16

PART II. OTHER INFORMATION
Item 1                Legal Proceedings                                                17
Item 2                Changes in Securities                                            17
Item 3                Defaults Upon Senior Securities                                  18
Item 4                Submission of Matters to a Vote of Security Holders              18
Item 5                Other Information                                                18
Item 6                Exhibits and Reports on Form 8-K                                 19



--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

ARIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
--------------------------------------------------------------------------------

                                                                          JUNE 30,       DECEMBER 31,
                                                                            1999             1998
                                                                          --------         --------
Assets                                                                  (unaudited)
Current assets:
        Cash and cash equivalents                                         $  6,901         $  5,225
        Investments in marketable securities                                 2,002            6,513
        Accounts receivable, net of allowance for
          doubtful accounts of  $1,215 and $1,263                           27,388           26,734
        Other current assets                                                 4,801            4,083
                                                                          --------         --------
            Total current assets                                            41,092           42,555

        Property and equipment, net                                         15,623           16,075
        Intangible and other assets, net                                    10,440           10,851
                                                                          --------         --------
            Total assets                                                  $ 67,155         $ 69,481
                                                                          ========         ========

Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable                                                  $  1,926         $  3,345
        Accrued liabilities                                                  7,553            8,177
        Deferred revenue                                                     2,248            2,333
                                                                          --------         --------
            Total current liabilities                                       11,727           13,855
                                                                          --------         --------

Deferred income taxes                                                          287              312
                                                                          --------         --------

Commitments and contingencies
Shareholder's equity:
        Preferred stock, 5,000,000 shares authorized, none issued
          and outstanding
        Common stock, no par  value; 100,000,000 shares authorized
        Additional paid-in-capital                                          45,232           47,347
        Retained earnings                                                   10,201            7,956
        Accumulated other comprehensive income (loss)                         (292)              11
                                                                          --------         --------
            Total shareholders' equity                                      55,141           55,314
                                                                          --------         --------
            Total liabilities and shareholders' equity                    $ 67,155         $ 69,481
                                                                          ========         ========


                             See accompanying notes

--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except for share and per share data) (Unaudited)
--------------------------------------------------------------------------------

                                                   FOR THE QUARTER ENDED                    FOR THE SIX MONTHS ENDED
                                              --------------------------------         --------------------------------
                                                JUNE 30,           JUNE 30,             JUNE 30,             JUNE 30,
                                                  1999               1998                 1999                1998
Revenue, net:
   Consulting ........................        $     18,693        $     15,824         $     36,626        $     29,105
   Training ..........................               9,005              10,253               18,869              19,855
   Software ..........................               2,139               3,085                4,563               5,436
                                              ------------        ------------         ------------        ------------
   Total revenue .....................              29,837              29,162               60,058              54,396
Cost of sales: .......................              15,091              14,084               29,936              25,695
                                              ------------        ------------         ------------        ------------
   Gross profit ......................              14,746              15,078               30,122              28,701
Selling, general and administrative
   expense ...........................              13,551              11,340               26,305              21,568
Amortization of intangible assets ....                 216                 150                  430                 271
Charges related to acquisitions                         --               4,399                   --               5,655
                                              ------------        ------------         ------------        ------------
   Income (loss) from operations .....                 979                (811)               3,387               1,207
Other income, net ....................                 191                 281                  356                 692
                                              ------------        ------------         ------------        ------------
   Income (loss) before income tax ...               1,170                (530)               3,743               1,899
Income tax expense ...................                 518                 523                1,498               1,553
                                              ------------        ------------         ------------        ------------
   Net income (loss) .................        $        652        $     (1,053)        $      2,245        $        346
                                              ============        ============         ============        ============
Basic earnings per share .............        $       0.06        $      (0.09)        $       0.20        $       0.03
                                              ============        ============         ============        ============
Weighted average number of common
  shares outstanding .................          10,957,000          11,101,000           11,076,000          11,062,000
                                              ============        ============         ============        ============
Diluted earnings per share ...........        $       0.06        $      (0.09)        $       0.20        $       0.03
                                              ============        ============         ============        ============
Weighted average number of common and
  common equivalent shares outstanding
                                                11,122,000          12,230,000           11,420,000          12,069,000
                                              ============        ============         ============        ============


                             See accompanying notes

--------------------------------------------------------------------------------

ARIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                               FOR THE SIX MONTHS ENDED
                                                                               -------------------------
                                                                               JUNE 30,         JUNE 30,
                                                                                 1999             1998
Net cash provided by (used in) operating activities                            $    823         $   (512)
                                                                               --------         --------

Cash flows from investing activities:
  Sales of investments in marketable securities                                   4,512           11,094
  Acquisition of businesses, net of cash acquired                                                 (2,498)
  Purchases of property and equipment                                            (1,240)          (9,513)
                                                                               --------         --------
    Net cash provided by (used in) investing activities                           3,272             (917)

Cash flows from financing activities:
  Repurchase of common stock                                                     (3,073)
  Proceeds from exercise of stock options                                           926              550
  Tax benefit of stock options exercised                                             32              121
                                                                               --------         --------
    Net cash provided by (used in) financing activities                          (2,115)             671

Net increase (decrease) in cash and cash equivalents                              1,980             (758)
Effect of exchange rate changes on cash and cash equivalents                       (304)               2
Adjustment to conform fiscal year of Barefoot Computer Training Limited
                                                                                                    (213)
Cash and cash equivalents at beginning of period                                  5,225           11,395
                                                                               --------         --------
Cash and cash equivalents at end of period                                     $  6,901         $ 10,426
                                                                               ========         ========


                             See accompanying notes

--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)
--------------------------------------------------------------------------------

                                                  COMMON STOCK
                                             ------------------------
                                                                                                        ACCUMULATED
                                                                           ADDITIONAL                      OTHER           TOTAL
                                               SHARES                       PAID-IN        RETAINED     COMPREHENSIVE  SHAREHOLDERS'
                                               ISSUED          AMOUNT       CAPITAL        EARNINGS        INCOME          EQUITY
                                             ----------      ---------      --------       ---------      ---------       --------
Balance at December 31, 1998                 11,269,000      $      --      $ 47,347       $   7,956      $      11       $ 55,314
Shares issued                                   107,000                          757                                           757
Stock options exercised                          49,000                          169                                           169
Stock redemption                               (356,000)                      (3,073)                                       (3,073)
Tax benefit related to dispositions
   of stock                                                                       32                                            32
Comprehensive income:
   Net income                                                                                  2,245
   Other comprehensive income, net of
     tax:
    Foreign currency translation
     adjustments                                                                                               (304)
    Unrealized gains on securities,
     net of reclassification adjustment                                                                           1
          Comprehensive income                                                                                               1,942
                                             ----------      ---------      --------       ---------      ---------       --------
Balance at June 30, 1999                     11,070,000      $      --      $ 45,232       $  10,201      $    (292)      $ 55,141
                                             ==========      =========      ========       =========      =========       ========

Disclosure of reclassification amount:
  Unrealized holding gain (loss) arising during the period         $ 1
    Less:  reclassification adjustment for gains or losses
               Included in net income                               --
                                                                   ---
  Net unrealized gains (loss) on securities                        $ 1
                                                                   ===


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

    On April 30, 1998, ARIS, through ARIS (UK) Limited, a wholly-owned subsidiary, acquired all of the outstanding share capital of MMT Computer (Reading) Limited, an information technology consulting company located in Reading, England, in exchange for $2,499,000 cash (pound sterling1,500,000). The acquisition was accounted for under the purchase method of accounting. Goodwill resulting from this acquisition is amortized over fifteen years.

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

    The difference between the weighted average number of common shares outstanding used to calculate basic earnings per share and the weighted average number of common and common equivalent shares outstanding used to calculate diluted earnings per share is the incremental shares attributed to outstanding options and warrants to purchase common stock computed using the treasury stock method:

                                       For the quarter ended June 30,      For the six months ended June 30,
                                       ------------------------------        -----------------------------
                                          1999               1998              1999               1998
                                       ----------         ----------         ----------         ----------
Weighted average number of
  common shares outstanding            10,957,000         11,101,000         11,076,000         11,062,000
                                       ----------         ----------         ----------         ----------

Effect of dilutive securities:
  Warrants                                     --            187,000                 --            187,000
  Options                                 165,000            942,000            344,000            820,000
                                       ----------         ----------         ----------         ----------
                                          165,000          1,129,000            344,000          1,007,000
                                       ----------         ----------         ----------         ----------
Weighted average number of
  common and common equivalent
  shares outstanding                   11,122,000         12,230,000         11,420,000         12,069,000
                                       ==========         ==========         ==========         ==========

4. ARIS is engaged in three distinct businesses consisting of information technology consulting services, information technology training and software sales. Total revenue by segment represents sales to unaffiliated customers. Inter-segment sales have been eliminated. Operating profit represents total revenue less operating expenses. Summarized financial information by business group for the quarters ended June 30, 1998 and 1999 and the six-months ended June 30, 1998 and 1999 follows:

                                    CONSULTING          TRAINING             SOFTWARE
                                       GROUP              GROUP                GROUP             CORPORATE            TOTAL
Quarter ended June 30, 1999:

     Revenue                       $ 18,693,000        $  9,005,000        $  2,139,000                           $ 29,837,000

     Operating profit              $  2,239,000        $ (1,114,000)       $    527,000       $   (673,000)       $    979,000

Quarter ended June 30, 1998:

     Revenue                       $ 15,824,000        $ 10,253,000        $  3,085,000                           $ 29,162,000

     Operating profit              $   (652,000)       $   (181,000)       $  2,001,000       $ (1,979,000)       $   (811,000)



                                        CONSULTING         TRAINING           SOFTWARE
                                          GROUP              GROUP              GROUP             CORPORATE            TOTAL
Six months ended June 30, 1999:

     Revenue                          $ 36,626,000       $ 18,869,000        $  4,563,000                           $ 60,058,000

     Operating profit                 $  4,463,000       $ (1,683,000)       $  1,315,000       $   (708,000)       $  3,387,000

Six months ended June 30, 1998:

     Revenue                          $ 29,105,000       $ 19,855,000        $  5,436,000                           $ 54,396,000

     Operating profit                 $  1,550,000       $   (797,000)       $  3,490,000       $ (3,036,000)       $  1,207,000


5. In August 1999, ARIS announced the closing of training centers in New York, Minneapolis and Chicago. These centers had not been profitable during the six months ended June 30, 1999. ARIS estimates that the costs of closing these centers will be approximately $5,500,000, including estimated future payments of $1,000,000 for employee severance and relocation, lease terminations, termination of contract obligations, a bad debt writeoff of approximately $500,000, and reductions in carrying value of assets of $4,000,000, comprised of a write off of $3,000,000 in goodwill and $1,000,000 in leasehold improvements. The estimated cost of closure will be charged to expense in the quarter ending September 30, 1999, and the amount of the charge may vary from ARIS' current estimate. Actual costs of closure also may vary from ARIS' estimates.

6. Pending Acquisition. On May 18, 1999, the Company announced its intention to acquire all the outstanding stock of fine.com International Corp., an e-commerce and web-site development company, with its headquarters located in Seattle, Washington. The terms of the acquisition, as amended on August 5, 1999, call for the exchange of approximately 1,000,000 shares of the Company's common stock, plus up to approximately $3,000,000 cash and additional stock, if necessary, in order to pay a aggregate value of $4.553 per outstanding share of fine.com common stock. The total purchase price for the outstanding shares would be approximately $12,250,000. In addition, outstanding options and warrants to purchase common stock of fine.com will be converted to options to purchase common stock of the Company. The acquisition is subject to the approval of fine.com's shareholders at a meeting currently scheduled for August 31, 1999 and certain other conditions.

7. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in June 1997. This statement establishes new standards for reporting and displaying comprehensive income in the financial statements. In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ARIS' revenue is derived from the sale and delivery of consulting and training services and sales of licenses and maintenance and support agreements for software products. Consulting revenue is derived primarily from fees billed to clients for consulting services. Revenue from contracts that are billed on a time and materials basis is recognized as services are performed. Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date and cost to complete compared to estimated total costs for the contract. ARIS bills clients on a monthly or semi-monthly basis. Where revenue is recognized before an invoice is sent, the revenue in excess of billings is recorded as work in progress. Occasionally, clients request that ARIS provide hardware and software in conjunction with consulting projects. In such cases, ARIS recognizes as revenue only the difference between its cost and the resale price for the software and hardware.

     Training revenue is derived primarily from fees charged to corporate clients for employee training, fees charged to individual students for open enrollment classes, fees from curriculum and custom courseware development for corporate clients and vendors such as Microsoft, fees derived from the licensing of proprietary courseware to third parties, and fees from performance improvement consulting and other consulting-based education services. ARIS provides training at client facilities, at ARIS' training centers, and over the Internet or corporate intranets. In open enrollment classes, ARIS seeks to fill each available seat in each scheduled class. ARIS continuously monitors this fill rate and may cancel or reschedule classes that are under-enrolled.

     ARIS derives software revenue from the sale of its proprietary software products, ARIS DFRAG, TAMS, TAMS/O, and the NoetixViews suite of products, and from maintenance and support contracts with clients who purchase the software products. ARIS recognizes revenue when the software product has been shipped, collection is probable and ARIS has no significant obligations remaining to be performed. ARIS bills clients for software maintenance and support at the beginning of the contract period and recognizes the related revenue ratably throughout the term of the contract.

        This commentary should be read in conjunction with the following documents for a full understanding of the Company's financial condition and results of operations:

-       The Company's Annual Report on Form 10-K for the year ended December 31,
        1998.

-       The Company's Quarterly Report on Form 10-Q for the period ended March
        31, 1999.

     The Company has filed a registration statement on Form S-4 in connection with its proposed acquisition of fine.com International Corp. Additional information can be found in that registration statement.

SIGNIFICANT EVENTS

     ARIS' training operations were not profitable in the first, second and fourth quarters of 1998. In December of 1998, ARIS announced a plan to restructure the training operations in order to improve their efficiency and profitability. The restructuring included reorganizing the management of the training division from eight to three regions and consolidating training centers in cities having multiple centers to improve classroom utilization and reduce costs. Incident to the restructuring, ARIS incurred expenses aggregating $2,185,000 in the fourth quarter of 1998. The expenses included $873,000 for employee severance, $559,000 for equipment and asset abandonment, $593,000 for anticipated lease disposition and costs and $160,000 associated with other aspects of restructuring of the training operations. At June 30, 1999, substantially all of the amount accrued for estimated future payments had been paid. In addition to the training restructuring, ARIS settled a litigation claim and expensed $759,000. ARIS recovered $450,000 of the litigation settlement cost from insurance proceeds.

     ARIS' training division continued to be unprofitable for the first six months of 1999, with an operating loss of $1,683,000. In August 1999, ARIS announced the closing of training centers in New York, Minneapolis and Chicago. These centers had not been profitable during the six months ended June 30, 1999. ARIS estimates that the costs of closing these centers will be approximately $5,500,000, including estimated future payments of $1,000,000 for employee severance and relocation, lease terminations, termination of contract obligations, a bad debt writeoff of approximately $500,000, and reductions in carrying value of assets of $4,000,000, comprised of a write off of $3,000,000 in goodwill and $1,000,000 in leasehold improvements. The estimated cost of closure will be charged to expense in the quarter ending September 30, 1999, and the amount of the charge may vary from ARIS' current estimate. Actual costs of closure also may vary from ARIS' estimates.

     The Chicago center was opened in April 1998 and the New York and Minneapolis centers were acquired in October 1997 and November 1997, respectively. Revenue from these centers was $7,438,000 or 18% of total training revenue for the year ended December 31, 1998, and $2,400,000 or 13% of total training revenue for the six months ended June 30, 1999.

     As of July 1, 1999, ARIS transferred the assets of its United States training operations into a wholly-owned subsidiary, and aligned its training divisions worldwide under common management. ARIS is exploring strategic alternatives for its training business including one or more of the following:

     - the possible sale and divestment of some or all of its training operations;

     - additional restructuring, including the possible closure of additional offices; or

     - the closure of ARIS' training center operations in their entirety.

     If ARIS' training operations are sold, restructured or discontinued, in whole or in part, ARIS may be required to take a significant charge to its earnings for the quarter in which the action occurs.

     ARIS recently announced its intention to focus on offering solutions that extend a client's information systems so that the client can communicate and collaborate with customers, suppliers and business partners over the Internet and engage in electronic commerce. In connection with this initiative, ARIS intends to evaluate the continuing role of its training and software businesses, its orientation toward particular software vendors, and its vendor-specific consulting services to determine whether and how each could be integrated to provide integrated information systems and electronic commerce solutions for clients.

     ARIS plans to devote significant personnel and financial resources and management attention to this initiative. It is likely that the initiative will not result in immediate increases in revenue that offset expenses incurred. ARIS may allocate resources away from revenue-producing activities to manage and plan the initiative and to participate in developing additional capacity to offer Internet-based and electronic commerce solutions. The focus on the initiative also may lead to the de-emphasis of other existing services and software offerings, or even in ARIS ceasing to offer some existing services or products, resulting in reduced revenue and the possibility of restructuring or other charges to income. Accordingly, ARIS' revenues and profits in the short run may be adversely affected, and its ability to effectively complete existing consulting assignments within planned budgets may be reduced.

     The degree to which this initiative succeeds will depend in part on the completion of the acquisition of fine.com. Whether or not the acquisition of fine.com is completed, it is uncertain whether this strategy will increase ARIS' revenue or profits from consulting services. If the acquisition of fine.com is completed, ARIS may incur significant expenses integrating the business of fine.com with its own, which could adversely affect ARIS' profitability during the remainder of 1999 and thereafter.

     In the year ended December 31, 1998 and the six months ended June 30, 1999, ARIS' software operations had revenue of $11,460,000 and $4,563,000, respectively, and operating profits of $6,545,000 and $1,315,000, respectively. Oracle has recently released a product having some of the features of NoetixViews, and has announced that it intends to bundle this product, without additional charge, with its release of Oracle 11i. Sales of NoetixViews account for substantially all of ARIS' software revenues. Oracle's release of this competing product and its marketing and bundling strategy could have a material adverse effect on sales of NoetixViews and the results of operations of ARIS.

RECENT ACQUISITIONS

     In addition to internal growth, ARIS has grown through strategic acquisitions of complementary businesses. In February 1998, ARIS acquired Barefoot Computer Training Limited and in June 1998, ARIS acquired InTime Systems International Inc. These acquisitions were accounted for as poolings of interests, and ARIS's financial results have been restated as if it had owned Barefoot and InTime during all periods presented. In addition to Barefoot and InTime, ARIS acquired two companies in 1998, four companies in 1997 and three companies in 1996.

PENDING ACQUISITION

     On May 18, 1999, the Company announced its intention to acquire all the outstanding stock of fine.com International Corp., an e-commerce and web-site development company, with its headquarters located in Seattle, Washington. The terms of the acquisition, as amended on August 5, 1999, call for the exchange of approximately 1,000,000 shares of the Company's common stock, plus up to approximately $3,000,000 cash and additional stock, if necessary, in order to pay a aggregate value of $4.553 per outstanding share of fine.com common stock. The total purchase price for the outstanding shares would be approximately $12,250,000. In addition, outstanding options and warrants to purchase common stock of fine.com will be converted to options to purchase common stock of the Company. The acquisition is subject to the approval of fine.com's shareholders at a meeting currently scheduled for August 31, 1999 and certain other conditions.

ARIS STOCK REPURCHASE

     In January 1999, the ARIS board of directors authorized the repurchase of up to 500,000 shares of ARIS common stock for the purpose of making additional shares available to ARIS' 1997 Stock Option Plan and its 1998 Stock Purchase Plan. An aggregate of 355,600 shares were purchased for $3,073,000 at an average purchase price of $8.64 per share. In April 1999, the ARIS board of directors formally terminated any further purchases of ARIS' common stock pursuant to the repurchase authorization.

     All statements, trend analysis and other information contained herein relative to markets for the Company's services and products and trends in revenue, gross margin and anticipated expense levels, as well as other statements including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend," or statements that an event or result "will," "may," "could" or "might" occur or be achieved, and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause the Company's actual results of operations to differ materially from those contained in the forward-looking statements.

    Some of these risks, uncertainties and other factors are uncertainty as to the completion of the acquisition of fine.com, the possibility that ARIS and fine.com will not successfully integrate their businesses, the possibility ARIS will incur significant integration costs in connection with the merger, the risk that ARIS' strategy of focusing on solutions that integrate Internet-based and electronic commerce applications with internal information systems will not be successful, uncertainties related to the performance and future of ARIS' training business, the risk to the NoetixViews software product posed by Oracle's release of a competing product, ARIS' dependence on key management and technical personnel and competition for hiring and retaining those personnel, risks relating to relying in the growth and viability of the Internet as a medium of communication and commerce, ARIS uncertain ability to manage growth, risks undertaken by ARIS in bidding fixed price contracts, risks posed by intense competition, uncertainty as to need for and availability of additional financing, year 2000 risks and risks relating to the business of fine.com.

     Forward-looking statements are based on management's estimates, opinions and projections as of the dates the statements are made. ARIS does not assume any obligation to update forward-looking statements should management's estimates, opinions or projections change.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Total Revenue. Total revenue increased $5,662,000 to $60,058,000 for the six months ended June 30, 1999 from $54,396,000 for the six months ended June 30, 1998, representing a 10% increase. The increase in total revenue is a result of an increase in revenue for ARIS' consulting business, which offset decreases in revenue in the training and software businesses.

     Consulting Revenue. Consulting revenue increased $7,521,000 to $36,626,000 for the six months ended June 30, 1999 from $29,105,000 for the six months ended June 30, 1998, representing a 26% increase. Consulting revenue increased as a result of an overall increase in the level of consulting activity and the acquisition of MMT Company (Reading) Limited in April 1998. ARIS employed or contracted for the services of an average of 389 full-time consultants and project managers during the six months ended June 30, 1999 compared to 277 during the six months ended June 30, 1998.

    Training Revenue. Training revenue decreased $986,000 to $18,869,000 for the six months ended June 30, 1999 from $19,855,000 for the six months ended June 30, 1998, representing a 5% decrease. The decrease was entirely attributable to lower training revenues in the quarter ended June 30, 1999 than in the quarter ended June 30, 1998. ARIS offered 4,423 classes and 9,840 training days in the six months ended June 30, 1999 as compared to 2,978 classes and 8,314 training days in the six months ended June 30, 1998. Although ARIS held more classes during the first six months for 1999 compared to 1998, a large number of the classes were attributable to a single contract in the UK for end user training at low rates. The number of classes and training days in the US decreased approximately 15% during the first six months of 1999 compared to the same period in 1998.

     Software Revenue. Software revenue decreased $813,000 to $4,563,000 for the six months ended March 31, 1999 from $5,436,000 in the six months ended June 30, 1998, representing a decrease of 16%. The decrease in revenue is primarily attributable to reduced sales of the NoetixViews suite of products. Sales of the TAMS/O software product were also lower. ARIS believes the decrease in software sales is due to a general slowdown in enterprise resource planning system sales, which may be due in part to some customers' desire not to purchase these systems while dealing with the Y2K issue or to other customers' desire to focus on Internet-based and electronic commerce applications. Partial saturation of the potential market due to NoetixViews' successful penetration of the Oracle customer base also may be a factor.

     Cost of Sales. Cost of sales consists primarily of salaries and employee benefits for consultants, project managers and instructors; subcontractor fees; non-reimbursable travel expenses related to consulting and training activities, and the cost of production of software modules and amortization of capitalized software costs. Cost of sales increased $4,241,000 to $29,936,000 in the six months ended June 30, 1999 from $25,695,000 in the six months ended June 30, 1998. The increase in cost of sales is primarily a reflection of the increase in sales and the activities associated with sales. Cost of sales as a percentage of sales increased from 47% for the six months ended June 30, 1998 to 50% for the six months ended June 30, 1999. The increase is primarily attributable to a relative decrease in sales of software products which have a lower percentage cost of sales than do training and consulting. A portion of the increase is also attributable to a relative increase in the proportion of consulting sales and costs. Consulting cost of sales include more labor and benefits costs as a percentage of revenue than do either training or software operations.

    Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases; amortization of capitalized computer hardware and equipment costs; software license fees; legal, accounting and other professional fees, and travel and business development costs. SG&A expenses increased 18% from $21,568,000 in the six months ended June 30, 1998, to $26,305,000 in the six months ended June 30, 1999, and increased as a percentage of revenue from 40% to 44%

    SG&A expenses increased due to the acquisition of MMT and the opening of an Oracle Consulting practice in the United Kingdom, the opening of a telesales office and two training offices, increases in selling commissions for the consulting sales staff and increases in ARIS' internal information technology staff and software to support personnel growth and new offices and functions.

     Amortization of Intangible Assets. Amortization of intangibles was $271,000 during the six months ended June 30, 1998 and $430,000 during the six months ended June 30, 1999. The increase in amortization of intangibles arises as a result of an increase in goodwill attributable to companies acquired during 1998.
     Charges Related to Acquisitions. Acquisition-related costs include professional fees to attorneys, accountants, and advisors, compensation charges for non-qualified stock option exercises, employee severance and retention payments, and costs related to the integration of an acquired business. During the six months ended June 30, 1998, acquisition-related costs were $5,655,000. ARIS incurred no acquisition-related costs in the six months ended June 30, 1999.

     Other Income, Net. Other income, net, consists primarily of interest income on cash and cash equivalents and finance charges due on accounts receivable. Other income decreased from $695,000 for the six months ended June 30, 1998 to $357,000 for the six months ended June 30, 1999. The decrease is primarily attributable to a decrease in investment yield on proceeds from the initial public offering completed on June 19, 1997.

     Income Tax Expense. Income tax expense decreased from $1,553,000 in the six months ended June 30, 1998 to $1,498,000 in the six months ended June 30, 1999. As discussed above, ARIS incurred acquisition-related expenses in the six months ended June 30, 1998 and did not incur any such expenses in the comparable period in 1999. A significant portion of these acquisition-related expenses are not deductible in the determination of taxable income and accordingly, the resulting tax expense for the six months ended June 30, 1998 is higher. ARIS estimates that exclusive of the effect of acquisition-related charges, the effective tax rate would have been 40% in the six months ended June 30, 1998 and 1999.

     Net Income. Net income increased $1,899,000 to $2,245,000 for the six months ended June 30, 1999, from $346,000 for the six months ended June 30, 1998. Exclusive of acquisition-related expenses and related taxes, net income decreased from $2,327,000 and 8% of revenue during the six months ended June 30, 1998 to $2,245,000 and 4% of revenue for the six months ended June 30, 1999.

The acquisition will be accounted for as a purchase. The acquisition is subject to approval by the shareholders of fine.com at a meeting currently scheduled for August 31, 1999.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      Total Revenue. Total revenues increased $676,000 to $29,838,000 for the quarter ended June 30, 1999 from $29,162,000 for the quarter ended June 30,1998, representing a 2% increase. During calendar year 1998 and through June 30, 1999, the Company has acquired the following companies: Barefoot on February 28, 1998; MMT on April 30, 1998; and InTime on June 30, 1998. The figures have been restated as though Barefoot and InTime had been owned by ARIS throughout the periods reported.

      Consulting Revenue. Consulting revenues increased $2,870,000 to $18,693,000 for the quarter ended June 30, 1999 from $15,824,000 for the quarter ended June 30, 1998 representing an 18% increase. Consulting revenue increased as a result of an overall increase in the level of consulting activity. The Company employed or contracted for the services of an average of 391 full-time consultants and project managers during the quarter ended June 30, 1999 compared to 312 during the quarter ended June 30, 1998.

      Training Revenue. Training revenue decreased $1,248,000 to $9,005,000 for the quarter ended June 30, 1999 from $10,253,000 for the quarter ended June 30, 1998 representing a 12% decrease. Revenues decreased as a result of a significant decrease in the number of private classes provided corporate clients. The Company offered 1,781 classes and 4,455 training days in the quarter ended June 30, 1999 as compared to 1,737 classes and 4,767 training days in the quarter ended June 30, 1998.

     Software Revenue. Software revenue decreased $946,000 to $2,139,000 for the quarter ended June 30, 1999 from $3,085,000 in the quarter ended June 30, 1998, representing a decrease of 31%. The decrease in revenue is attributable to decreased sales of the NoetixViews suite of products by ARIS Software, Inc. ("ASI"), the Company's wholly-owned subsidiary. The decrease in sales is due to a general slowdown of ERP sales and partial saturation of the potential market due to the successful penetration of the NoetixViews product into the Oracle ERP customer base. The Company's TAMS/O product, which was acquired from InTime Systems and resold by Oracle, also decreased to $364,000 for the quarter ended June 30, 1999 compared to $488,000 in the quarter ended June 30, 1998.

      Cost of Sales. Cost of sales increased $1,007,000 to $15,091,000 in the quarter ended June 30, 1999 from $14,084,000 in the quarter ended June 30, 1998.

      Cost of sales as a percentage of sales increased from 48% for the quarter ended June 30, 1998 to 51% for the quarter ended June 30, 1999. The increase in cost of sales is primarily a reflection of the decrease in software sales. Software sales have a lower percentage of costs of sales compared to the Company's consulting and training operations. Cost of sales as a percentage of sales for consulting and training was 53% for the quarter ended June 30, 1998 and the quarter ended June 30, 1999.

      Selling, General and Administrative Expense. SG&A expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases; amortization of capitalized computer hardware and equipment costs; software license fees, travel and business development costs. SG&A expense increased $2,211,000 to $13,551,000 for the quarter ended June 30, 1999 from $11,340,000, for the quarter ended June 30, 1998, representing an increase of 20%. SG&A expenses increased due to growth in the number of management, sales and administrative staff from 346 at June 30, 1998 to 365 at June 30, 1999 and the Company's increased focus on recruiting, sales staffing and marketing. Additionally, SG&A expenses increased due to the acquisition of MMT and the opening of an Oracle Consulting practice in the United Kingdom, the opening of a telesales office and a training office, increases in selling commissions for the consulting sales staff and increases in ARIS' internal information technology staff and software to support personnel growth and new offices and functions.

      Amortization of Intangible Assets. Amortization of intangibles was $150,000 for the quarter ended June 30, 1998 and $216,000 during the quarter ended June 30, 1999. The increase in amortization of intangibles arises as a result of an increase in goodwill attributable to companies acquired during 1998.

      Charges Related to Acquisitions. Acquisition-related costs include professional fees to attorneys, accountants, and advisors, compensation charges for non-qualified stock option exercises, employee severance and retention payments, and costs related to the integration of an acquired business. During the quarter ended June 30, 1998, acquisition-related costs were $4,399,000. The Company incurred no acquisition costs in the quarter ended June 30, 1999.

      Other Income, Net. Other income, net, consists primarily of interest income on cash and cash equivalents, partially offset by interest expense associated with short-term borrowings. Other income, net, decreased $91,000 from $281,000 for the quarter ended June 30, 1998 to $190,000 for the quarter ended June 30, 1999. The decrease in interest income is due to the lower amount of cash during the quarter ended June 30, 1999 compared to the same period last year.

       Income Tax Expense. Income tax expense decreased $5,000 to $518,000 in the quarter ended June 30, 1999 from $523,000 for the quarter ended June 30, 1998. The effective tax rate for the quarter ended June 30, 1999 was 44%. The higher tax rate for the quarter ended June 30, 1999 compared to historical tax rate is attributable to impact of non-deductible expenses as a percentage of the total taxable income. For the quarter ended June 30, 1998, the tax expense on a pretax loss is primarily due to portions of the acquisition-related charges that are not deductible from federal and certain state income taxes. Accordingly, there was not a tax benefit at statutory rates for all of the loss in the quarter ended June 30, 1998. As a percentage of revenues, income tax expense decreased from 1.8% for the quarter ended June 30, 1998 to 1.7% for the quarter ended June 30, 1999.

      Net Income. Net income increased to $652,000 for the quarter ended June 30, 1999 compared to a loss of $1,053,000 for the quarter ended June 30, 1998, primarily as a result of acquisition-related expenses. Exclusive of acquisition related expenses and related income taxes, net income decreased from $2,320,000 to $518,000 for the quarters ended June 30, 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999 the Company had working capital of $29,365,000 including cash and cash equivalents and marketable debt securities of $8,903,000. As of December 31, 1998, ARIS had working capital of $28,700,000 including cash and cash equivalents and marketable debt securities of $11,738,000. ARIS intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from cash generated by operations and available cash.

     Net cash in the amount of $1,676,000 was provided by all activities in the six months ended June 30, 1999. Operating activities provided cash in the amount of $823,000. Investing activities provided $3,272,000 of cash, primarily from the sale of marketable securities in the amount of $4,512,000, a portion of which was used to purchase $1,240,000 of plant and equipment. Financing activities used a total of $2,115,000 in the six months ended June 30, 1999. ARIS paid $3,073,000 to purchase its own stock and received $926,000 from the exercise of stock options.

     Net cash in the amount of $969,000 was used by all activities in the six months ended June 30, 1998. Operating activities used $512,000. Investing activities used $917,000. Investing activities included the sale of marketable securities for $11,094,000, and the use of cash for business acquisitions in the amount of $2,498,000 and for purchase of property and equipment for $9,513,000 (including ARIS' headquarters office building located in Bellevue, WA). Financing activities provided $671,000 in cash including $850,000 from the exercise of options.

     At June 30, 1999, ARIS had accounts receivable of $27,388,000 and 84 days sales outstanding. At June 30, 1998, accounts receivable were $21,850,000 and 68 days sales outstanding. The increase in days sales outstanding is attributable to over-age accounts acquired in the Company's merger with InTime on June 30, 1998 as well as an increase in accounts receivable from government contracts which typically pay more slowly than commercial accounts.

     ARIS has a $10 million line of credit with US Bank. The credit line provides funds for general business purposes as well as the acquisition of companies, and is secured by substantially all of ARIS' assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. ARIS is in compliance with all requirements of the credit line. At June 30, 1999 and December 31, 1998 there were no borrowings against the credit line. The credit line expires, if not earlier renewed on June 1, 2000.

     ARIS has financed its acquisitions of businesses through cash generated by operating activities and its initial public offering, promissory notes and the issuance of warrants and common stock. ARIS believes that it should be able to satisfy the cash requirements of its existing business and the business of fine.com from its existing cash resources, its bank credit facilities and cash flow from operations as well as cash acquired in the merger with fine.com. However, if results of operations after the merger are less favorable than ARIS now anticipates or if unanticipated costs or expenses are incurred, ARIS may require additional financing. ARIS also may encounter opportunities for acquisitions of businesses or products, joint ventures or other business initiatives that may require the commitment of cash in excess of ARIS' available resources. If ARIS requires cash in addition to its available resources, ARIS may have to obtain additional equity or debt financing. Financing may not be available on a timely basis, on favorable terms or at all. If ARIS obtains financing through the sale of equity securities, holders of ARIS common stock may experience significant dilution. Failure to obtain financing if and when needed could require ARIS to restrict its operations or forego available opportunities.

YEAR 2000 READINESS DISCLOSURE

     The following disclosure shall be considered ARIS' Y2K Readiness Disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act. ARIS has developed a phased Y2K readiness plan to help identify and resolve Y2K issues associated with the its internal systems and the services it provides. The plan includes development of corporate awareness, assessment, implementation, validation testing and contingency planning.

     Even if ARIS' systems are fully Y2K compliant, if any of its material suppliers or vendors are not fully Y2K compliant, it is possible that a system failure or miscalculations could cause disruptions to ARIS' operations or potential problems with its product and service offerings. Although assessment and testing is ongoing, ARIS believes that its software products, ARIS DFRAG, TAMS, and the NoetixViews suite of products are Y2K compliant.

     ARIS' consulting engagements often involve the implementation of software applications that replace existing systems of the client that are not Y2K compliant. In the event that ARIS is not able for any reason to meet its contractual obligations with a client, ARIS could be found liable for damages as a result of that client's Y2K exposure. Such damages could include costs associated with remediating the client's existing systems to make them Y2K compliant, and any other direct, indirect, consequential or incidental damages. ARIS endeavors to negotiate appropriate limitations of liability and disclaimers regarding its Y2K and other liability in its agreements with clients. Although ARIS does not carry any endorsement or policy specifically written for Y2K liability, ARIS believes that its insurance includes adequate coverage for damages that may result from any Y2K-related claim. However, ARIS might be found liable for Y2K-related damages as a result of services performed on behalf of clients, and ARIS' insurers might deny coverage of liabilities based on Y2K-related claims.

     ARIS has begun an assessment of its information technology and non-information technology systems, material client and other third party relationships, and service and product offerings to determine whether ARIS faces any business or financial risk from the Y2K issue. ARIS' reliance on key suppliers, and therefore on the proper function of their information technology and non-information technology systems, means that their failure to address Y2K issues could have a material impact on ARIS' operations and financial results. Through its assessment, ARIS has begun to identify areas where it faces any business or financial risk, to identify potential solutions to address those risks, and to implement the solutions or develop a comprehensive contingency plan in a timely manner in an effort to minimize its Y2K exposure. In addition to its internal systems, ARIS relies on third party relationships in the conduct of its business. For example, ARIS relies on the services of the landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines. ARIS intends to devise contingency plans to ameliorate the negative effects on it in the event the Y2K issue results in the unavailability of services. Any contingency plans ARIS develops may not prevent service interruption on the part of one or more of ARIS' third party vendors or suppliers from having a material adverse effect on ARIS' business, results of operations or financial condition. The failure on the part of the accounting systems of ARIS' clients due to Y2K issues could result in a delay in the payment of invoices issued by ARIS for services and expenses. A failure of the accounting systems of a significant number of its clients would have a material adverse effect on ARIS' business, results of operations and financial condition.

     ARIS has completed its risk assessment of its information technology systems and expects to complete its assessment of ARIS' other Y2K business and financial risks during the third quarter of 1999, including an assessment of the Y2K exposure and readiness of material suppliers and vendors with whom ARIS does business. ARIS has completed its upgrade to a Y2K compliant version of both its proprietary internal accounting software and its proprietary time and billing, class registration and operational software. If further tests of the information technology and non-information technology systems, material third party relationships, and service and product offerings reveal other Y2K compliance problems, or any of ARIS' material third party suppliers or vendors do not successfully and in a timely manner achieve Y2K compliance, ARIS' business or operations could be adversely affected.

     ARIS estimates that costs incurred through March 31, 1999 on the Y2K issue are approximately $138,000, and that the remaining cost of its Y2K preparedness program after July 30, 1999 should not exceed $75,000.

     The foregoing discussion of ARIS' Y2K readiness contains forward-looking statements including estimates of the timeframes and costs for addressing the known Y2K issues confronting ARIS and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, ARIS' ability to identify and correct all Y2K problems and the success of third parties with whom ARIS does business in addressing their Y2K issues.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary market risk to ARIS is the effect of changes in foreign currency exchange rates. Income from the foreign operations is frequently denominated in foreign currencies, thereby creating exposures to changes in exchange rates. This foreign currency exposure is monitored by ARIS as an integral part of the overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on ARIS' results. The effect of changes in exchange rates on earnings has been immaterial relative to other factors that also affect earnings, such as sales and operating margins.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The Company is involved from time to time in routine legal proceedings incidental to its business. As of June 30, 1999, the Company was not involved in any material legal proceedings.

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

        From the effective date of the Registration Statement through June 30, 1999, the Company has incurred an estimated $3,255,000 in expenses for the Company's account in connection with the issuance and distribution of the Common Stock, including underwriting discounts and commissions ($2,415,000) and other expenses ($840,000). No finders' fees or expenses were paid to or for the underwriters. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.

        From the effective date of the Registration Statement through June 30, 1999, the Company has applied $4,000,000 of the Offering proceeds to the repayment of the Company's revolving credit line. The Company has used $19.2 million of the Offering proceeds for working capital and expansion of the Company's business, including acquiring and investing in complementary businesses and the purchase of the Company's headquarters in Bellevue, Washington. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company. To date, the Company believes that it has used the Offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. The remaining $8.9 million of the Offering proceeds is held in cash or invested in short term marketable debt securities and money market funds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of ARIS Corporation was held on May 24, 1999. A total of 10,155,739 shares of the Company's Common Stock were represented in person or by proxy at the meeting, which comprised 92.77% of the total number of shares of the Company's Common Stock outstanding as of April 1, 1999, the record date for the meeting. The following three proposals were considered and voted on by the shareholders of the Company.

        Election of Directors. At the meeting, Kenneth A. Williams and Barry L. Rowan were re-elected to serve as a Class II directors of the Company, each for a term of three years until the Company's Annual Meeting of Shareholders in 2002. Mr. Williams received 10,105,855 votes, which represents 99.51% of the shares present at the meeting in person or by proxy and Mr. Rowan received 10,100,526 votes, which represents 99.46% of the shares present at the meeting in person or by proxy. Continuing as directors of the Company are Paul Y. Song and Bruce R. Kennedy, both Class I directors whose terms expire in 2000 and Kendall W. Kunz, the sole Class II director whose term expires in 2001.

        Amendment to 1997 Stock Option Plan. The Company's shareholders approved an amendment to the Company's 1997 Stock Option Plan to increase the number of shares available for issuance under the plan from 2,000,000 to 2,225,000. Of the votes represented at the meeting, 9,093,175 votes were cast in favor of the amendment, 1,049,714 votes were cast against the amendment, and 804,808 votes abstained or were withheld from voting.

        1998 Employee Stock Purchase Plan. The Company's shareholders approved an amendment to the Company's 1998 Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan from 300,000 to 500,000 shares. Of the votes represented at the meeting, 9,842,186 votes were cast in favor of the amendment, 301,265 votes were cast against the amendment, and 804,246 votes abstained or were withheld from voting.


ITEM 5. OTHER INFORMATION

        None.

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

        Dated this 6th day of               ARIS Corporation
        August, 1999.
                                            By: /s/ Thomas W. Averill
                                               ---------------------------------
                                               Thomas W. Averill
                                               Vice President, Finance;
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer and Duly
                                               Authorized Officer)

                                    EXHIBITS


PAGE             EXHIBIT NUMBER      EXHIBIT NAME
----             --------------      ------------
                     2.1           An Amended and Restated Agreement and
                                   Plan of Merger for the acquisition
                                   of fine.com International Corp. dated
                                   as of August 5, 1999, among ARIS
                                   Corporation, fine.com International
                                   Corp., ARIS Interactive, Inc., Daniel
                                   M. Fine, Frank Hadam and Herbert L.
                                   Fine, was filed by ARIS Corporation
                                   with the Securities and Exchange
                                   Commission as Exhibit 2.4 to the
                                   Company's registration statement on
                                   Form S-4 (No. 333-84595) on August 5,
                                   1999, and is incorporated herein by
                                   reference.

                     27.1          Financial Data Schedule