Form 10-Q
period 1999-09-30
ARIS CORP/
filed 1999-11-15
CIK 1037186

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended September 30, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period From _______ to _______

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ]

     The number of shares outstanding of the registrant's common stock as of September 30, 1999 was 12,630,957.

--------------------------------------------------------------------------------

                                ARIS CORPORATION
                                    FORM 10-Q

INDEX                                                                   PAGE
-----                                                                   ----
PART I.  FINANCIAL INFORMATION
Item 1         Financial Statements
               a)   Condensed Consolidated Balance Sheets as of           3
                    September 30, 1999 and December 31, 1998
               b)   Condensed Consolidated Statements of                  4
                    Operations for the Quarter and Nine Months
                    Ended September 30, 1999 and 1998
               c)   Condensed Consolidated Statements of Cash             5
                    Flows for the Nine Months Ended September 30,
                    1999 and 1998
               d)   Condensed Consolidated Statement of Changes           6
                    in Shareholders' Equity for the Nine Months
                    Ended September 30, 1999
               e)   Notes to Condensed Consolidated Financial            6-9
                    Statements
Item 2         Management's Discussion and Analysis of Financial        10-19
               Condition and Results of Operations

Item 3         Qualitative and Quantitative Disclosures About             20
               Market Risk

PART II. OTHER INFORMATION
Item 1         Legal Proceedings                                          21
Item 2         Changes in Securities and Use of Proceeds                  21
Item 3         Defaults Upon Senior Securities                            22
Item 4         Submission of Matters to a Vote of Security Holders        22
Item 5         Other Information                                          22
Item 6         Exhibits and Reports on Form 8-K                           22


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ARIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1999             1998
                                                                       -------------    ------------
                                                                       (unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                                        $  9,185       $  5,225
        Investments in marketable securities                                    0          6,513
        Accounts receivable, net of allowance for
          doubtful accounts of $2,278 and $1,263                           26,652         26,734
        Other current assets                                                6,798          4,083
                                                                         --------       --------
            Total current assets                                           42,635         42,555

Property and equipment, net                                                15,620         16,075
Intangible and other assets, net                                           17,172         10,851
                                                                         --------       --------
            Total assets                                                 $ 75,427       $ 69,481
                                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                 $  2,842       $  3,345
        Accrued liabilities                                                 9,806          8,177
        Other current liabilities                                           2,736          2,333
                                                                         --------       --------
            Total current liabilities                                      15,384         13,855
                                                                         --------       --------

Deferred income taxes                                                         209            312
                                                                         --------       --------

Commitments and contingencies
Shareholders' equity:
        Preferred stock, 5,000,000 shares authorized, none issued
          and outstanding
        Common stock, no par  value; 100,000,000 shares authorized,
        12,630,957 shares issued and outstanding
        Additional paid-in-capital                                         54,763         47,347
        Retained earnings                                                   5,248          7,956
        Accumulated other comprehensive income                               (177)            11
                                                                         --------       --------
            Total shareholders' equity                                     59,834         55,314
                                                                         --------       --------
            Total liabilities and shareholders' equity                   $ 75,427       $ 69,481
                                                                         ========       ========

                             See accompanying notes

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data) (Unaudited)

                                             FOR THE QUARTER ENDED        FOR THE NINE MONTHS ENDED
                                         -----------------------------  -----------------------------
                                         SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                             1999            1998           1999            1998
                                         ------------    ------------   ------------    ------------
Revenue, net:
   Consulting                            $     19,400    $     17,730   $     56,026    $     46,591
   Training                                     7,662          10,765         26,531          30,620
   Software                                     1,932           2,993          6,495           8,672
                                         ------------    ------------   ------------    ------------
   Total revenue, net                          28,994          31,488         89,052          85,883
Cost of sales:
   Consulting                            $     10,624    $      9,266   $     30,892    $     24,315
   Training                                     3,931           4,825         12,740          13,803
   Software                                       381             415          1,240           1,178
                                         ------------    ------------   ------------    ------------
   Total cost of sales                         14,936          14,506         44,872          39,296
                                         ------------    ------------   ------------    ------------
   Gross profit                                14,058          16,982         44,180          46,587

Selling, general and administrative            12,393          12,908         38,698          35,378
Reorganization costs                            6,600               0          6,600               0
Amortization of intangible assets                 475             169            905             440
Charges related to acquisitions                   383               0            383           5,655
                                         ------------    ------------   ------------    ------------
   Income (loss) from operations               (5,793)          3,905         (2,406)          5,114
Other income, net                                 186             206            542             896
                                         ------------    ------------   ------------    ------------
   Income (loss) before income tax             (5,607)          4,111         (1,864)          6,010
Income tax expense (benefit)                     (654)          1,654            844           3,207
                                         ------------    ------------   ------------    ------------

   Net income (loss)                     $     (4,953)   $      2,457   $     (2,708)   $      2,803
                                         ============    ============   ============    ============
Basic earnings (loss) per share          $      (0.43)   $       0.22   $      (0.24)   $       0.25
                                         ============    ============   ============    ============
Weighted average number of shares of
  common stock outstanding                 11,583,000      11,125,000     11,257,000      11,083,000
                                         ============    ============   ============    ============
Diluted earnings (loss) per share        $      (0.43)   $       0.21   $      (0.24)   $       0.23
                                         ============    ============   ============    ============
Weighted average number of common and
  common equivalent shares outstanding     11,583,000      11,928,000     11,257,000      12,022,000
                                         ============    ============   ============    ============


                             See accompanying notes

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

                                                                             FOR THE NINE MONTHS ENDED
                                                                           ------------------------------
                                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                              1999             1998
                                                                           -------------   -------------
Net cash provided by (used in) operating activities                          $  4,183       $ (2,133)
                                                                             --------       --------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                              (2,735)        (3,498)
  Sales of investments in marketable securities                                 6,513         15,625
  Purchases of property and equipment                                          (1,937)       (11,137)
  Purchases of investments                                                          0         (5,603)
                                                                             --------       --------
    Net cash provided by (used in) investing activities                         1,841         (4,613)
                                                                             --------       --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                          757            668
  Proceeds from exercise of stock options                                         285            455
  Tax benefit of stock options exercised                                          155            121
  Repurchase of common stock                                                   (3,073)             0
                                                                             --------       --------
    Net cash provided by (used in) financing activities                        (1,876)         1,244
                                                                             --------       --------

Net increase (decrease) in cash                                                 4,148         (5,502)
Effect of exchange rate changes on cash and cash equivalents                     (188)           (27)
Adjustment to conform fiscal year of Barefoot Computer Training Limited             0           (213)
Cash and cash equivalents at beginning of period                                5,225         11,395
                                                                             --------       --------
Cash and cash equivalents at end of period                                   $  9,185       $  5,653
                                                                             ========       ========



                             See accompanying notes

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

                                           COMMON STOCK
                                        --------------------
                                                                                        ACCUMULATED
                                                              ADDITIONAL                   OTHER           TOTAL
                                                                PAID-IN     RETAINED    COMPREHENSIVE  SHAREHOLDERS'
                                         SHARES     AMOUNT      CAPITAL      EARNINGS      INCOME         EQUITY
                                        ----------  --------  ------------  ----------- -------------  --------------

Balance at December 31, 1998            11,269,000  $     --    $ 47,347      $ 7,956         $  11       $ 55,314
Shares issued                           1,578,000                 10,017                                    10,017
Stock options exercised                 139,000                      285                                       285
Stock redemption                        (355,000)                (3,073)                                   (3,073)
Tax benefit related to stock option                                  155                                       155
exercises
Non cash stock-based compensation                                     32                                        32
Comprehensive income:
   Net loss                                                                   (2,708)
  Other comprehensive income, net of
tax:
    Foreign currency translation                                                              (188)
adjustments
          Comprehensive income (loss)                                                                      (2,896)
                                        ----------  --------  ------------  ----------- -------------  --------------
Balance at September 30, 1999           12,631,000  $    --     $ 54,763      $ 5,248    $    (177)       $ 59,834
                                        ==========  ========  ============  =========== =============  ==============


ARIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal, recurring adjustments which are necessary to state fairly the condensed consolidated balance sheets, and condensed consolidated statements of operations, statements of cash flows and statement of changes in shareholders' equity of ARIS Corporation ("ARIS" or the "Company") as of and for the periods indicated. ARIS presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Company's Annual Report on Form 10-K filed on March 31, 1999, have been omitted.

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

     The difference between the weighted average number of shares of common stock outstanding used to calculate basic earnings per share and the weighted average number of common and common equivalent shares outstanding used to calculate diluted earnings per share is the incremental shares attributed to outstanding options and warrants to purchase common stock computed using the treasury stock method:

                                       For the Quarter Ended    For the Nine Months Ended
                                             September 30,           September 30,
                                       -----------------------  -------------------------
                                          1999         1998         1999         1998
                                          ----         ----         ----         ----
     Weighted average number of
        common shares outstanding      11,583,000   11,125,000   11,257,000   11,083,000
     Effect of dilutive securities:
        Warrants                                0       79,000            0       90,000
        Options                                 0      724,000            0      849,000
                                       ----------   ----------   ----------   ----------
                                                0      803,000            0      939,000
                                       ----------   ----------   ----------   ----------
     Weighted average number of
        common and common equivalent
        shares outstanding             11,583,000   11,928,000   11,257,000   12,022,000
                                       ==========   ==========   ==========   ==========

     Dilutive securities include options and warrants on an as if converted basis. Potentially dilutive securities totaling 175,000 for the quarter ended September 30, 1999 and 288,000 for the nine months ended September 30, 1999, were excluded from diluted loss per share because of their anti-dilutive effect.

3. ARIS is engaged in three distinct businesses consisting of information technology consulting services, information technology training and software sales. Total revenue by segment represents sales to unaffiliated customers. Inter-segment sales have been eliminated. Operating profit represents total revenue less operating expenses. Summarized financial information by business group for the quarters ended September 30, 1999 and 1998 and the nine-months ended September 30, 1999 and 1998 follows:

                                              CONSULTING     TRAINING      SOFTWARE
                                                GROUP         GROUP          GROUP      CORPORATE      TOTAL
                                              ----------     --------      --------     ---------      -----
(In Thousands)
Quarter ended
 September 30, 1999:

Revenue                                         19,400         7,662         1,932            0        28,994

Operating profit (loss)                          2,404        (8,159)          305         (343)       (5,793)

Quarter ended September 30, 1998:

Revenue                                         17,730        10,765         2,993            0        31,488

Operating profit (loss)                          3,370           761         1,599       (1,825)        3,905

                                               CONSULTING   TRAINING      SOFTWARE
                                                 GROUP        GROUP         GROUP       CORPORATE       TOTAL
                                                -------     ---------      -------      ---------      -------
Nine months ended September 30, 1999:

Revenue                                          56,026       26,531         6,495            0        89,052

Operating profit (loss)                           6,603       (9,860)        1,619         (768)       (2,406)

Nine months ended September 30, 1998:

Revenue                                          46,591       30,620         8,672            0        85,883

Operating profit (loss)                           5,804        1,824         4,943       (7,457)        5,114

4. In August 1999, ARIS announced the closing of training centers in New York, Minneapolis and Chicago. These centers had not been profitable during the six months ended June 30, 1999. The cost associated with the closing of these centers is approximately $6,600,000, including payments of $1,600,000 for employee severance and relocation, lease terminations and termination of contract obligations, $500,000 for bad debt write-offs, and $4,500,000 for reductions in carrying value of assets, representing a write-off of $3,500,000 of goodwill and $1,000,000 of leasehold improvements. The cost of closure was charged to expense in the quarter ending September 30, 1999.

5. On August 31, 1999, fine.com International Corp. ("fine.com"), an electronic commerce and Web site development company, headquartered in Seattle, Washington, was merged with and into ARIS Interactive, Inc., a wholly-owned subsidiary of ARIS, in exchange for 1,470,574 shares of the Company's common stock, plus approximately $3,003,000 cash, representing an aggregate value of $4.553 per outstanding share of fine.com common stock (the "fine.com Merger"). The total purchase price for the outstanding shares was approximately $12,263,000. In addition, outstanding options and warrants to purchase common stock of fine.com were converted to options to purchase common stock of the company. The acquisition was accounted for under the purchase method of accounting. Excess purchase price was allocated to identified intangible assets acquired which are amortized over varying lives by classification, with an average life of approximately four years.

          A summary of the purchase price paid for this acquisition is as follows:

     Consideration:
          Cash                                                         $ 3,003,000
          Stock                                                          9,260,000
          Acquisition costs                                                313,000
                                                                       -----------
                                                                       $12,576,000
                                                                       ===========

          The costs allocated to the assets and liabilities at the date of the acquisition is as follows:

          Cash                                                          $   581,000
          Accounts Receivable                                               924,000
          Prepaid and other current assets                                  398,000
          Intangible assets:
                  Goodwill                                              $ 5,343,000
                  Non-compete agreement                                   1,900,000
                  Customer list                                           1,800,000
                  Trained Work Force                                      1,100,000
                  Leasehold valuation                                       450,000
                  Trade name                                                200,000
                                                                        -----------
                      Total intangibles                                  10,793,000

          Property and equipment                                          1,076,000
          Notes payable, accounts payable and accrued liabilities        (1,196,000)
                                                                        -----------
                                                                        $12,576,000
                                                                        ===========

     The allocation of consideration for the acquisition of fine.com is preliminary and is subject to finalization.

     The following unaudited pro forma summary presents the consolidated results of operations of ARIS as if fine.com had been acquired as of the beginning of the periods presented, including the impact of adjustments to amortize intangible assets acquired and record consolidated income tax expense at ARIS' effective tax rate.

                                                 For the                  For the
                                             nine months ended       nine months ended
                                               September 30,            September 30,
                                                  1999                      1998
                                             -----------------       ------------------
     Net Sales                                  $93,919,000             $90,501,000
     Net Income                                 $(5,867,000)            $(2,450,000)
     Basic earnings per share                   $     (0.52)            $     (0.20)
     Diluted earnings per share                 $     (0.52)            $     (0.20)

     The pro forma amounts for 1998 above include fine.com's results of operations for the nine month period ended October 31, 1998. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the years presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     ARIS recorded expenses associated with the acquisition of fine.com during the nine months ended September 30, 1999 of approximately $383,000. These costs were primarily incurred in connection with the planning and integration of fine.com's business systems.

6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, " Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not use derivative instruments, therefore the adoption of this statement will not have any effect on the Company's results of operations or its financial position.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. This statement is effective for fiscal years beginning after December 15, 1998. The Company does not expect the statement to have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This commentary should be read in conjunction with the following documents for a full understanding of the Company's financial condition and results of operations:

     o The Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     o The Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999.

     o    The Company's Current Report on Form 8-K filed on September 14, 1999.

     o The Registration Statement on Form S-4 filed August 5, 1999 in connection with the fine.com Merger, including the Consolidated Financial Statements and Notes to Consolidated Financial Statements, pages F-1 to F-50.

FORWARD-LOOKING INFORMATION

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

     The forward-looking statements are based on management's estimates, opinions and projections as of the dates the statements are made. ARIS does not assume any obligation to update forward-looking statements should management's estimates, opinions or projections change.

OVERVIEW

     ARIS' revenue is derived from the sale and delivery of information technology consulting and training services and the sales of licenses and maintenance and support agreements for software products.

     Consulting revenue is derived primarily from fees billed to clients for consulting services. Revenue from contracts that are billed on a time and materials basis is recognized as services are performed. Revenue from fixed fee contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date, the cost to complete compared to estimated total costs for the contract and the attainment of specific contract milestones. Estimated earnings from long-term fixed fee contracts are reviewed periodically as work progresses. ARIS bills clients on a monthly or semi-monthly basis. Where revenue is recognized before an invoice is sent, the revenue in excess of billings is recorded as work-in-progress. Occasionally, clients request that ARIS provide hardware and software in conjunction with consulting projects. In such cases, ARIS recognizes as revenue only the difference between its cost and the resale price for the software and hardware.

     Training revenue is derived primarily from fees charged to corporate clients for employee training, fees charged to individual students for open enrollment classes, fees from curriculum and custom courseware development for corporate clients and vendors such as Microsoft, fees derived from the licensing of proprietary courseware to third parties, and fees from performance improvement consulting and other consulting-based education services. ARIS provides training at ARIS' training centers, at client facilities, and over the Internet or corporate intranets. In open enrollment classes, ARIS seeks to fill each available seat in each scheduled class. ARIS continuously monitors this fill rate and may cancel or reschedule classes that are under-enrolled.

     Software revenue is derived from the sale of ARIS' proprietary software products, ARIS DFRAG, TAMS, TAMS/O, and the NoetixViews suite of products, and from maintenance and support contracts with clients who purchase the software products. ARIS recognizes revenue when the software product has been shipped, collection is probable and ARIS has no significant obligations remaining to be performed. ARIS bills clients for software maintenance and support at the beginning of the contract period and recognizes the related revenue ratably throughout the term of the contract.

SIGNIFICANT EVENTS

     In August 1999, in a continuing effort to improve the profitability of its Education division and focus corporate resources on the Company's overall eBusiness strategy, ARIS announced the closing of three unprofitable training centers located in New York, Minneapolis and Chicago. The costs associated with the closing of these centers is approximately $6,600,000, including payments of $1,600,000 for employee severance and relocation, lease terminations and termination of contract obligations, $500,000 for bad debt write-offs, and $4,500,000 for reductions in carrying value of assets, representing a write-off of $3,500,000 of goodwill and $1,000,000 of leasehold improvements. The cost of closure was charged to expense in the quarter ending September 30, 1999. Revenue from these centers was $7,438,000 or 18% of total training revenue for the year ended December 31, 1998, and $2,997,000 or 11% of total training revenue for the nine months ended September 30, 1999.

     As of July 1, 1999, ARIS transferred the assets of its United States training operations into a wholly owned subsidiary, ARIS Information Technology Training, Inc. and aligned its training divisions worldwide under common management.

     On August 31, 1999, fine.com was merged with and into ARIS Interactive, Inc., a wholly-owned subsidiary of ARIS, in exchange for 1,470,574 shares of the Company's common stock, plus approximately $3,003,000 cash, representing an aggregate value of $4.553 per outstanding share of fine.com common stock. The consideration for the outstanding shares was approximately $12,263,000 plus related acquisition costs. In addition, outstanding options and warrants to purchase common stock of fine.com were converted to options to purchase common stock of the Company. The acquisition was accounted for under the purchase method of accounting. Excess purchase price was allocated to identified intangible assets acquired which are amortized over varying lives by classification with an average life of approximately four years.

RISK FACTORS

     There are some risks, uncertainties and other factors that could affect our future operating results. Some of these include future client demand for integrated eBusiness and IT solutions; competition from other businesses providing similar services to that of the Company; the Company's ability to successfully execute its business strategy and management and operational re-alignment of its consulting and training businesses; ARIS' dependence on key management; the Company's ability to attract, retain and motivate highly skilled eBusiness and IT professionals; the Company's dependence upon key vendors of software technology; the continued unprofitable operations of the Company's training division and efforts to identify and execute strategic alternatives for that business; the Company's ability to successfully integrate the acquisition of fine.com; issues that may arise in product development and possible decisions by third parties to delay or cancel the release of products under development; the risk that ARIS' strategy of focusing on solutions that integrate Internet-based and electronic commerce applications with internal information systems will not be successful; the risk to the NoetixViews software product posed by Oracle's release of a competing product; risks relating to relying on the growth and viability of the Internet as a medium of communication and commerce; ARIS' uncertain ability to manage growth; risks undertaken by ARIS in bidding fixed price contracts; uncertainty as to need for and availability of additional financing and year 2000 risks.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     TOTAL REVENUE

     Total revenue decreased $2,494,000 to $28,994,000 for the quarter ended September 30, 1999 from $31,488,000 for the quarter ended September 30, 1998, representing a 7.9% decrease. During calendar year 1998 and through September 30, 1999, the Company has merged with or acquired the following companies:
Barefoot Computer Training Limited ("Barefoot") on February 28, 1998; MMT Computing (Reading) Limited ("MMT") on April 30, 1998; InTime Systems International, Inc. ("InTime") on June 30, 1998; db-Centric, Inc. ("db-Centric") on August 10, 1998 and fine.com on August 31, 1999. The 1998 figures have been restated as though Barefoot and InTime had been owned by ARIS throughout the periods reported since each of these acquisitions was accounted for as a "pooling-of interests".

     CONSULTING REVENUE

     Consulting revenue increased $1,670,000 to $19,400,000 for the quarter ended September 30, 1999 from $17,730,000 for the quarter ended September 30, 1998, representing a 9.4% increase. Consulting revenue increased as a result of an overall increase in the level of consulting activity and the acquisition of fine.com. The Company employed or contracted for the services of an average of 409 full-time consultants and project managers during the quarter ended September 30, 1999 compared to 375 during the quarter ended September 30, 1998.

     TRAINING REVENUE

     Training revenue decreased $3,103,000 to $7,662,000 for the quarter ended September 30, 1999 from $10,765,000 for the quarter ended September 30, 1998, representing a 28.8% decrease. Revenues decreased as a result of a significant reduction in the number of private classes provided to corporate clients combined with the three training center closures. The Company offered 1,372 classes and 3,821 training days in the quarter ended September 30, 1999 as compared to 2,279 classes and 5,676 training days in the quarter ended September 30, 1998.

     SOFTWARE REVENUE

     Software revenue decreased $1,061,000 to $1,932,000 for the quarter ended September 30, 1999 from $2,993,000 in the quarter ended September 30, 1998, representing a decrease of 35.4%. The decrease in revenue is primarily attributable to a reduction in the sales of the NoetixViews suite of products by ARIS Software, Inc. ("ASI"), the Company's wholly-owned subsidiary. The decrease in sales is due to a general slowdown of ERP sales and partial saturation of the potential market due to the successful penetration of the NoetixViews product into the Oracle ERP customer base. Sales of the Company's TAMS/O product, which was acquired from InTime Systems and resold by Oracle, also decreased to $136,000 for the quarter ended September 30, 1999 compared to $413,000 for the quarter ended September 30, 1998.

     COST OF SALES

     Cost of sales increased $430,000 to $14,936,000 in the quarter ended September 30, 1999 from $14,506,000 in the quarter ended September 30, 1998, representing a increase of 3.0%. Cost of sales consists primarily of salaries and employee benefits for consultants, project managers and instructors; subcontractor fees; and non-reimbursable travel expenses related to consulting and training activities, as well as cost of production of software modules and amortization of capitalized software costs. The increase in cost of sales is primarily a reflection of the increase in sales and the activities associated with such sales. Cost of sales as a percentage of sales increased from 46.1% for the quarter ended September 30, 1998 to 51.5% for the quarter ended September 30, 1999. The increase is a result of a relative decrease in sales of software products. Software sales have a lower percentage of cost of sales compared to the Company's consulting and training operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE AND OTHER OPERATING EXPENSES

     Selling, general and administrative ("SG&A") expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel, facility leases, amortization of capitalized computer hardware and equipment costs, software license fees, travel and business development costs. Exclusive of reorganization costs, amortization of intangible assets, and charges related to acquisitions, SG&A expense decreased $515,000 to $12,393,000 for the quarter ended September 30, 1999 from $12,908,000 for the quarter ended September 30, 1998, representing a decrease of 4.0%. The Company also incurred $6,600,000 of expenses related to closing the training centers in New York, Minneapolis and Chicago, amortization of intangibles amounting to $475,000 and $169,000, for the quarters ended September 30, 1999 and 1998, respectively, and $383,000 of charges related to the integration of fine.com during the quarter ended September 30, 1999.

     SG&A expenses, exclusive of costs associated with acquisitions, training center closures and amortization of intangible assets, as a percentage of sales are 42.7% and 41.0% in the quarters ended September 30, 1999 and 1998, respectively.

     OTHER INCOME, NET

     Other income, net, consists primarily of interest income on cash and cash equivalents and partially from finance charges on accounts receivable. These are offset by interest expense associated with short-term borrowings. Other income, net, decreased $20,000 to $186,000 for the quarter ended September 30, 1999 from $206,000 for the quarter ended September 30, 1998, representing a decrease of 9.7%. The reduction in other income is primarily the result of a decrease in invested cash, cash equivalents and marketable securities. Average invested amounts during the quarters ended September 30, 1999 and 1998 were $7,807,576 and $12,421,469, respectively.

     INCOME TAX EXPENSE

     Income tax expense decreased $2,308,000 to a tax benefit of $654,000 in the quarter ended September 30, 1999 from a tax expense of $1,654,000 for the quarter ended September 30, 1998, primarily as a result of the decrease in the amount of income subject to tax. As a percentage of revenue, income tax expense decreased from 5.3% for the quarter ended September 30, 1998 to a tax benefit of 2.3% for the quarter ended September 30, 1999. The decrease in the tax expense as a percentage of revenue is due to the write-off of non-deductible goodwill related to the training center closures and non-deductible goodwill amortization.

     NET INCOME

     Net income decreased $7,410,000 to a net loss of $4,953,000 (-17.1% of revenue) for the quarter ended September 30, 1999 from net income of $2,457,000 (7.8% of revenue) for the quarter ended September 30, 1998. The decrease in net income is primarily a result of the training center closures and decreased software revenues.

     AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangibles was $475,000 during the quarter ended September 30, 1999 and $169,000 for the quarter ended September 30, 1998. The increase in amortization of intangibles arises as a result of an increase in goodwill attributable to the fine.com acquisition in August of 1999.

     CHARGES RELATED TO ACQUISITIONS

     Charges related to acquisitions relate to the integration of an acquired business. There were $383,000 of acquisition-related costs during the quarter ended September 30, 1999 and no acquisition-related costs during the quarter ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     TOTAL REVENUE

     Total revenue increased $3,169,000 to $89,052,000 for the nine months ended September 30, 1999 from $85,883,000 for the nine months ended September 30, 1998, representing a 3.7% increase.

     CONSULTING REVENUE

     Consulting revenue increased $9,435,000 to $56,026,000 for the nine months ended September 30, 1999 from $46,591,000 for the nine months ended September 30, 1998, representing a 20.3% increase. Consulting revenue increased as a result of an overall increase in the level of consulting activity as well as the acquisition of fine.com.

     TRAINING REVENUE

     Training revenue decreased $4,089,000 to $26,531,000 for the nine months ended September 30, 1999 from $30,620,000 for the nine months ended September 30, 1998, representing a 13.4% decrease. Revenues decreased as a result of a significant decrease in the number of private classes provided to corporate clients combined with three training center closures. The Company offered 5,795 classes and 13,661 training days in the nine months ended September 30, 1999 as compared to 5,637 classes and 14,650 training days in the nine months ended September 30, 1998.

     SOFTWARE REVENUE

     Software revenue decreased $2,177,000 to $6,495,000 for the nine months ended September 30, 1999 from $8,672,000 for the nine months ended September 30, 1998, representing an decrease of 25.1%. The decrease in revenue is primarily attributable to a reduction in the sales of the NoetixViews suite of products by ARIS Software, Inc. ("ASI"), the Company's wholly-owned subsidiary. The decrease in sales is due to a general slowdown of ERP sales and partial saturation of the potential market due to the successful penetration of the NoetixViews product into the Oracle ERP customer base. Sales of the Company's TAMS/O product, which was acquired from InTime Systems and resold by Oracle, also decreased to $763,000 for the nine months ended September 30, 1999 compared to $1,138,000 for the nine months ended September 30, 1998.

     COST OF SALES

     Cost of sales increased $5,576,000 to $44,872,000 in the nine months ended September 30, 1999 from $39,296,000 in the nine months ended September 30, 1998, representing a decrease of 14.2%. The increase in cost of sales is primarily a reflection of the increase in sales and the activities associated with such sales. Cost of sales as a percentage of sales increased from 45.8% for the nine months ended September 30, 1998 to 50.4% for the nine months ended September 30, 1999. The increase in cost of sales as a percentage of sales was caused by a relative decrease in sales of software products. Software sales have a lower percentage of cost of sales compared to the Company's consulting and training operations

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     SG&A expense increased $3,320,000 to $38,698,000 for the nine months ended September 30, 1999 from $35,378,000 for the nine months ended September 30, 1998, representing an increase of 9.4%. The increase in SG&A expense is primarily the result of the Company's general growth in sales and increased focus on recruiting, sales staffing and marketing. The Company also incurred costs associated with acquisitions completed during the nine months ended September 30, 1999 amounting to $383,000 (0.4% of revenue) and $5,655,000 during the nine months ended September 30, 1998 (6.6% of revenue), amortization of intangibles of $905,000 during the nine months ended September 30, 1999 and $440,000 during the nine months ended September 30, 1998, and reorganization costs associated with the training center closures of $6,600,000 during the nine months ended September 30, 1999.

     Exclusive of costs associated with acquisitions, training center closures and amortization of intangibles, SG&A expenses increased to 43.5% of revenue for the nine months ended September 30, 1999 up from 41.2% of revenue for the nine months ended September 30, 1998 due to the Company's increased focus on recruiting, sales staffing and marketing.


     OTHER INCOME, NET

     Other income, net, decreased $354,000 to $542,000 for the nine months ended September 30, 1999 from $896,000 for the nine months ended September 30, 1998, representing a decrease of 39.5%. Other income, net, consists primarily of interest income on cash and cash equivalents and partially from finance charges on accounts receivable. These are offset by interest expense associated with short-term borrowings. In the nine months ended September 30, 1999, other income, net, included approximately $48,000 from the gain on sale of investments as compared to a gain of $282,000 for the nine months ended September 30, 1998. Average invested amounts during the nine months ended September 30, 1999 and 1998 were $8,322,868 and $15,800,893, respectively.

     INCOME TAX EXPENSE

     Income tax expense decreased $2,363,000 to $844,000 in the nine months ended September 30, 1999 from $3,207,000 for the nine months ended September 30, 1998. As a percentage of revenue, income tax expense decreased from 3.7% in the nine months ended September 30, 1998 to 0.9% in the nine months ended September 30, 1999. There is no tax benefit at statutory rates for the write-off of goodwill and amortization of goodwill during the nine months ended September 30, 1999. Management estimates that exclusive of the acquisition-related charges and reorganization costs, the Company's effective tax rate increased from 39.7% in the nine months ended September 30, 1998 to 43.5% for the comparable period ended September 30, 1999. The increase in the effective tax rate is primarily attributable to an increase in state income tax expense as a result of the Company doing business in more states having state income taxes.

     NET INCOME

     Net income decreased $5,511,000 to a net loss of $2,708,000 (-3.0% of revenue) for the nine months ended September 30, 1999 from net income of $2,803,000 (3.3% of revenue) for the nine months ended September 30, 1998, primarily as a result of acquisition-related expenses and reorganization costs. Exclusive of acquisition-related expenses, training center closure costs, amortization of goodwill and related taxes, net income and net income as a percentage of sales decreased from $7,299,000 and 8.5% of revenue to $3,674,000 and 4.1% of revenue for the nine months ended September 30, 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had working capital of $27,251,000 including cash and cash equivalents and marketable debt securities of $9,185,000. As of December 31, 1998, ARIS had working capital of $28,700,000 including cash and cash equivalents and marketable debt securities of $11,738,000. ARIS intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from cash generated by operations and available cash.

     Net cash in the amount of $4,148,000 was provided by all activities in the nine months ended September 30, 1999. Operating activities provided cash in the amount of $4,183,000. Investing activities provided $1,841,000 of cash, including cash used in the acquisition of fine.com in the amount of $2,735,000 net of cash received in the acquisition, and proceeds from the sale of marketable securities in the amount of $6,513,000, a portion of which was used to purchase $1,937,000 of property and equipment. Financing activities used a total of $1,876,000 in the nine months ended September 30, 1999. ARIS paid $3,073,000 to purchase its own stock and received $285,000 from the exercise of stock options and $757,000 from the issuance of stock related to the Company's 1997 Employee Stock Purchase Plan (the "ESPP").

     Net cash in the amount of $5,502,000 was used by all activities in the nine months ended September 30, 1998. Operating activities used $2,133,000. Investing activities used $4,613,000. Investing activities included the sale of marketable securities for $15,625,000, and the use of cash for business acquisitions in the amount of $3,498,000 and for purchase of property and equipment for $11,137,000. Financing activities provided $1,244,000 in cash including $455,000 from the exercise of options and $668,000 from the issuance of stock related to the Company's ESPP.

     At September 30, 1999, ARIS had accounts receivable of $26,652,000 and 84 days sales outstanding. At September 30, 1998, accounts receivable were $26,734,000 and 77 days sales outstanding. The increase in days sales outstanding is attributable to over-age accounts acquired in the Company's merger with InTime on June 30, 1998 as well as an increase in accounts receivable from government contracts which typically pay more slowly than commercial accounts.

     ARIS has a $10 million line of credit with US Bank. The credit line provides funds for general business purposes as well as the acquisition of companies, and is secured by substantially all of ARIS' assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. ARIS is in compliance with all requirements of the credit line. At September 30, 1999 and December 31, 1998 there were no borrowings against the credit line. The credit line expires, if not earlier renewed, on June 1, 2000.

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

     ARIS has completed its risk assessment of its information technology systems and its assessment of ARIS' other Y2K business and financial risks. ARIS has completed its upgrade to a Y2K compliant version of both its internal accounting software and its proprietary time and billing, class registration and operational software. If further tests of the information technology and non-information technology systems, material third party relationships, and service and product offerings reveal other Y2K compliance problems, or any of ARIS' material third party suppliers or vendors do not successfully and in a timely manner achieve Y2K compliance, ARIS' business or operations could be adversely affected.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company is involved from time to time in legal proceedings incidental to its business. As of September 30, 1999, the Company was not involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     From the effective date of the Registration Statement through September 30, 1999, the Company has incurred an estimated $3,255,000 in expenses for the Company's account in connection with the issuance and distribution of the Common Stock, including underwriting discounts and commissions ($2,415,000) and other expenses ($840,000). No finders' fees or expenses were paid to or for the underwriters. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.

     From the effective date of the Registration Statement through September 30, 1999, the Company has applied $4,000,000 of the Offering proceeds to the repayment of the Company's revolving credit line. The Company has used $22.7 million of the Offering proceeds for working capital and expansion of the Company's business, including acquiring and investing in complementary businesses and the purchase of the Company's headquarters in Bellevue, Washington. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company. To date, the Company believes that it has used the Offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. The remaining $5.4 million of the Offering proceeds is held in cash or invested in short term marketable debt securities and money market funds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

          Form 8-K filed on September 14, 1999 related to the merger of fine.com with and into ARIS Interactive, Inc. with the following pro forma financial information and related footnote disclosure:

          o Unaudited pro forma Combined Balance Sheet at June 30, 1999 for ARIS and April 30, 1999 for fine.com;

          o Unaudited pro forma Combined Statement of Operations for the year ended December 31, 1998 for ARIS and January 31, 1999 for fine.com; and

          o Unaudited pro forma Combined Statement of Operations for the six months ended June 30, 1999 for ARIS and April 30, 1999 for fine.com.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 15th day of             ARIS Corporation
     November, 1999.
                                        By:  /s/ Timothy J. Carroll
                                            ------------------------
                                            Timothy J. Carroll
                                            Vice President, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

                                    EXHIBITS


PAGE             EXHIBIT NUMBER             EXHIBIT NAME
----             --------------             ------------
                      27.1                  Financial Data Schedule