Form 10-K405
period 1999-12-31
ARIS CORP/
filed 2000-03-17
CIK 1037186

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22649

                                ARIS CORPORATION
             (Exact name of registrant as specified in its charter)

             WASHINGTON                                 91-1497147
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                2229 112TH AVENUE NE, BELLEVUE, WASHINGTON 98004
               (Address of principal executive offices) (Zip code)

                                 (425) 372-2747
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of each exchange
                Class                             on which registered
                -----                            ----------------------
            Common Stock                         Nasdaq National Market

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 10, 2000 was approximately $107,435,440.

        The number of shares of the registrant's Common Stock outstanding at March 10, 2000 was 12,839,697.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Annual Report to Shareholders are incorporated by reference in Part I and Part II hereof.

        The Company's definitive proxy statement for its annual meeting of shareholders on April 27, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year, is incorporated by reference in Part III hereof.

================================================================================

                                     PART I


ITEM 1.        BUSINESS

        Aris Corporation (which may be referred to as "Aris" or the "Company") was incorporated in Washington in 1990. Aris provides an integrated information technology ("IT") solution consisting of consulting and training services primarily focused on Oracle, Microsoft, PeopleSoft, Sun and Lotus technologies. The Company also develops, markets and supports proprietary software products through its Noetix branded packaged applications.

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

        This commentary should be read in conjunction with the following documents for a full understanding of the Company's financial condition and results of operations:

        - The Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        - The Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1999, June 30, 1999 and September 30, 1999.

        - The Registration Statement on Form S-4 filed August 5, 1999, as amended, in connection with the Company's merger with fine.com International Corp. ("fine.com") through Aris Interactive, Inc., including the Consolidated Financial Statements and Notes to Consolidated Financial Statements, pages F-1 to F-50.

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

INDUSTRY BACKGROUND

        Business enterprises face a rapidly changing, highly competitive environment where access to information through the use of information technology can result in improvements in products and services, lower costs and increased client satisfaction. An enterprise's ability to evaluate, integrate, deploy and leverage IT systems is a critical competitive issue. Business -to-business e-commerce will soon account for 7% of total global according to a report published by the research firm Gartner Group (IT) ("Gartner"). The business of establishing e-commerce capabilities - for startup companies and traditional brick-and-mortar companies - will itself be a driving factor in the growth of business-to-business e-commerce, what Gartner calls "e-market maker activity" and will make up 37% of the business-to business e-commerce market, worth $2.71 trillion, by the year 2004.

        The complex task of developing and implementing enterprise-wide, mission critical solutions is a costly and time consuming undertaking. For example, enterprise resource planning projects, which generally include planning and integration of manufacturing, distribution, financial and other business systems, require cooperation and coordination of virtually every department within an enterprise. Enterprises must also ensure that their IT employees possess the skills to operate, maintain and maximize performance of their increasingly complex information systems. Additional employee training is also required each time an enterprise implements a new technology or updates its existing technology. In many large enterprises, IT training is virtually continuous. According to an article published by the U.S. Department of Commerce, "by 2006, 50% of all American workers will be employed in IT positions or within industries that intensively utilize information technology, products and services."

        Many enterprises do not have adequate personnel with the requisite technology skills or are reluctant to expand or retool their existing IT departments for particular implementation projects. Most enterprises do not have the infrastructure to provide the necessary IT training internally. Confronted with these challenges, many enterprises turn to and rely upon independent IT service providers, such as Aris, for their IT consulting and training requirements.

        Early in 1999, there was a dramatic shift in IT services toward the eBusiness services market of Web-enabled solutions. eBusiness means integrating fundamental business systems with Web technology. It means conducting business over intranets, extranets, and the Internet. The global and instantaneous reach of the Internet is changing the way that all companies consider their IT needs. The Web enables fundamental changes in the reach, cost and speed of basic functions such as sales, procurement, supply chains, and distribution, while introducing new critical success factors.

        Aris believes the legacy business of developing and implementing enterprise-level back-end IT systems, combined with fine.com's proven front-end development expertise, gives the company a balance of skills that enables it to meet the entire spectrum of its clients' eBusiness needs.

STRATEGY

        The Company's objective is to be a leading provider of integrated IT and electronic commerce solutions by pursuing the following strategies:

        Provide eBusiness Solutions to Clients that Add to Their Internal Enterprise Information Systems the Ability to Collaborate and Share Information With Customers and Other Businesses and to Engage in Internet Commerce. Aris believes it can offer its clients high value, integrated solutions that begin with the implementation of the clients' enterprise information technology and relational database systems and extend those management tools through the use of Internet applications and electronic commerce solutions.

        Focus on Leading-Edge Technologies and Technology Trends. The Company intends to maintain its alignment with leading-edge technology vendors such as Oracle, Microsoft, Lotus, PeopleSoft and Sun and to aggressively pursue relationships with leading vendors of Internet-based and electronic commerce solutions. Aris may change or expand the range of vendors on which it focuses over time in order to maintain alignment with leading-edge, emerging technologies. The Company also continually evaluates technology trends, such as new products and product releases, new training delivery mechanisms, and the evolving technology needs of its clients. Vendor-authorized, instructor-led open enrollment training continues to be an important aspect of the Company's education business. However, the Company intends to focus on more consulting-oriented education services and customized training for larger clients with increasing emphasis on Internet- and intranet-based training, including audio and video streaming and other "webcasting" technologies. The Company has also developed a proprietary performance improvement consulting methodology that assesses the client's training requirements and current skill levels, develops a curriculum specifically tailored to such requirements and skills, and evaluates performance to ensure that the client's training objectives are met. By focusing on leading-edge technologies and trends, the Company believes it will be able to continue to offer specialized and value-added services to its clients, at higher margins.

        Attract and Retain Highly Skilled IT Professionals. The Company's success depends on its ability to attract, train, motivate and retain highly skilled IT professionals. The Company believes it offers its employees: (i) multiple professional opportunities and challenges to work in one or more of the Company's consulting, training and software divisions; (ii) the opportunity to work with leading-edge technologies; (iii) attractive compensation and equity-based plans that align employees' interests and goals with those of the Company; (iv) a stimulating, flexible, entrepreneurial work environment; and (v) the opportunity to train on the latest technologies.

        Maintain High Levels of Client Satisfaction. Aris believes that satisfying client expectations is critical to expanding relationships with existing clients and receiving positive references for future sales. Aris uses a standard methodology and quality assurance program to provide for a consistent high level of client satisfaction. Aris views its ability to use a client as a reference for other potential clients as a critical measure of the success of any project.

        Strategic Growth. Aris intends to continue to expand its operations by enhancing the capabilities and staffing of its existing offices. The company intends to focus its consulting business on offering eBusiness solutions that add to internal enterprise information systems the ability to communicate and collaborate with customers, suppliers and business partners over the Internet and to engage in electronic commerce. Aris intends to evaluate each of its service and product offerings, including the continued role of its training and software businesses, to determine whether and how each can contribute to providing an integrated enterprise information and electronic commerce solutions for clients. The Company made several internal reorganizations as well as the strategic acquisition of a complementary Web development company during 1999:

        - In July, Aris appointed Hugh Simpson-Wells as Vice President of Worldwide Education to manage and grow its global training operations, aligning its training divisions worldwide under common management.

        - Also in July, Kendall Kunz assumed responsibility for worldwide consulting operations.

        - On August 31, 1999, Aris completed its acquisition of fine.com International Corp., a Web development company located in Seattle, Washington, in exchange for 1,470,574 shares of the Company's common stock, plus approximately $3,003,000 cash. The transaction was accounted for as a purchase.

        - In the third quarter of 1999, Aris closed three unprofitable training centers located in New York, Minneapolis and Chicago allowing the Company to redeploy capital and management to its remaining centers.

        - In the fourth quarter of 1999, the Company reorganized its US consulting operations around its custom eBusiness and enterprise resource planning ("ERP") practices.

        Aris may continue to pursue additional strategic acquisitions in order to acquire expertise in new technologies, expand its client base, gain access to qualified IT professionals and enter new geographic markets.

ARIS CONSULTING

        Aris provides IT consulting services primarily to clients that require assistance planning, designing, developing, testing and deploying their specific technology requirements and infrastructure. Aris currently focuses on three core consulting competencies: eBusiness solutions and custom application development, packaged application implementation, and systems architecture planning and deployment.

        eBusiness Solutions and Custom Application Development. Aris consulting designs, develops and implements customized eBusiness software applications that allow its clients to gather and communicate business information through the Internet integrating an organization's overall marketing, commerce and business strategy.

        Packaged Application Implementation. Aris consulting focuses on the packaged ERP market, particularly the implementation of Oracle database management, Oracle packaged applications and PeopleSoft human resource applications.

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

        Consultant utilization, billing rates and headcount are reviewed regularly by management to monitor whether projects are being completed in accordance with client expectations and contractual obligations. Most projects are staffed by Company employees, although independent contractors may also be used depending on project requirements. As projects are completed, or as new consultants are hired, there may be periods when individual consultants or project managers are not assigned to active client projects. During these periods of non-assignment, consultants and project managers may receive training on new technologies, help develop proprietary consulting methodologies and tools, or assist in developing the Company's internal data systems.

ARIS TRAINING

        Aris is a leading provider of vendor-certified and custom training to IT professionals including Microsoft BackOffice, Oracle database and tools, Sun Solaris and Java, Lotus Notes and Domino, and Internet and networking technologies. Aris provides instructor-led training through regularly scheduled open enrollment classes, private classes (using both standard and customized content), and Internet- and intranet-based training. Aris also provides other training related services such as IT skills assessment, "train the trainer" programs, curriculum development and education consulting services.

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

        The Company offers Performance Improvement Consulting, a comprehensive training solution marketed to corporate clients. Performance Improvement Consulting involves assessing a client's training requirements and current skill levels of its IT staff, developing a customized training curriculum, delivering the training to the Company's IT staff, and testing the IT staff to ensure that the training meets the client's previously defined training goals. The Company believes that these customized, value-added training services should increase the profitability of its training operations.

        During the year, the Company formed a separate group to develop and deploy real-time, interactive training courses over the Internet. This technology allows Internet-based training using audio and video streaming and other "Webcasting" technologies. In 1999, Aris offered a variety of classes featuring Microsoft and Oracle training.

        In the third quarter of 1999, in a continuing effort to improve the profitability of its training division, Aris closed three unprofitable training centers located in New York, Minneapolis and Chicago. The costs associated with the closing of these centers is approximately $6.6 million, including payments of $1.4 million for employee severance expenses, lease terminations and termination of contract obligations, $4.5 million for reductions in carrying value of assets, representing a write-off of approximately $3.5 million of goodwill and $1 million of leasehold improvements, furniture and equipment and $700,000 of other expenses. The cost of closure was charged to expense in the quarter ended September 30, 1999.

ARIS SOFTWARE

        Aris Software develops, distributes, markets and sells the Company's proprietary software products. Currently, the Company markets and sells the following software products:

        - NOETIX WEB QUERY lets users retrieve critical business information from all of a company's databases from anywhere at anytime. All a user needs is a browser and Internet connectivity. Noetix Web Query's powerful XML features deliver ad hoc query information to in-house employees, off-site employees, business partners, or Internet customers with point-and-click simplicity. Within the enterprise, Noetix Web Query completely manages the complexities and security of multiple server sources, presenting a single view of corporate information to users.

        - NOETIXVIEWS enables users of Oracle Applications to quickly retrieve non-standard business information from an Oracle database. By establishing a layer of "meta" data, NoetixViews serves as a platform on which customers can build their reporting systems, reducing costly re-design when a new version of an Oracle Application program is released. Currently, there are NoetixViews products for each of the following Oracle Applications:

            - NoetixViews Accounts Payable     - NoetixViews Accounts Receivable
            - NoetixViews General Ledger       - NoetixViews Fixed Assets
            - NoetixViews Inventory            - NoetixViews Order Entry
            - NoetixViews Purchasing           - NoetixViews Bills of Material

            - NoetixViews Costing              - NoetixViews Work in Progress
            - NoetixViews Scheduling           - NoetixViews Project Costing
            - NoetixViews Human Resources      - NoetixDW for Financials
            - NoetixViews Project Billing      - NoetixViews Application Object
                                                 Library

        NoetixDW for Financials greatly simplifies the task of setting up and running an Oracle Financials data warehouse. The NoetixDW products automatically create key data warehouse structures that take much of the costly consulting work out of typical corporate data warehouse projects.

        - TAMS and TAMS/O, which are developed, marketed and sold through the Company's ERP group, are systems which collect and organize each employee's "time-worked" in order to produce an accurate paycheck, while providing management with information to better utilize human resources.

        Oracle has released a product having some of the same features and functionality of NoetixViews, and has announced that it intends to bundle this product, without additional charge, with its release of Oracle 11i. Sales of NoetixViews account for a material portion of Aris' software revenues. Oracle's release of this competing product and its marketing and bundling strategy could have a material adverse effect on sales of NoetixViews and the results of operations of Aris.

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

        SALES AND MARKETING

        The Company's consulting and education divisions have separate sales forces. The Company's consulting sales operations are headed by a Vice President of Consulting Sales who reports to the Senior Vice President of Worldwide Consulting. The Education sales force includes account executives and account managers focused on selling larger, private training engagements and a telemarketing group to direct market the Company's public class offerings. Aris sells its software products directly through account executives and internal telemarketing representatives and through referrals from the Company's consulting operations. Other important client sources include industry trade shows and referrals from, and joint marketing events with, Oracle, Microsoft and other IT vendors. Aris' sales personnel are compensated through a combination of a base salary and commissions.

        Aris significantly increased its marketing activities during the latter part of 1999 to increase awareness of the Aris brand. The Aris marketing plan includes direct mail solicitations, advertising in IT trade journals, trade show participation and seminars. The Company's course catalogue and Internet web site are also integral parts of the Company's marketing effort.

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

        Aris' decision to focus on eBusiness consulting solutions that integrate enterprise IT systems with Internet-based and electronic commerce applications may result in competition with companies that specialize in Internet and electronic commerce solutions as well as many of its existing competitors. The market for these solutions is intensely competitive, and characterized by rapid advances in technology and changing client requirements.

        Aris software products compete with software products distributed by other companies. New competitive products may be developed by others that could have a material adverse effect on sales of NoetixViews.

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

PERSONNEL AND HUMAN RESOURCES

        As of December 31, 1999, the Company had 800 full-time employees, 564 of whom were based in the United States and 236 of whom were based in the United Kingdom. Of this total, 215 employees were involved in the sale, delivery and support of training services, 453 employees were involved in the sale, delivery and support of consulting services, 51 employees were involved in the sale, marketing, development and support of software products, and 81 were involved in corporate level management and administration. In addition, the Company from time to time retains the services of subcontractors for certain consulting and training engagements.

        The Company places significant emphasis on the recruitment, training and professional development of its employees, and believes that it offers competitive compensation and equity-based plans. The Company devotes considerable resources to its recruiting efforts. The Company identifies prospective employees through referrals from existing employees and clients, on-campus recruiting at colleges and universities, and by advertising at trade shows and over the Internet. At year-end, the Company had seven full-time recruiters.

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

EFFECT OF YEAR 2000 (Y2K) ISSUE AND Y2K READINESS DISCLOSURE

        The Company developed a phased Y2K readiness plan to help it identify and resolve Y2K issues associated with the Company's internal systems and the services it provides. The plan includes development of corporate awareness, assessment, implementation, validation testing and contingency planning.

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

        The Company has completed its assessment of its IT and non-IT systems, material client and other third party relationships, and service and product offerings to determine whether the Company faces any business or financial risk from the Y2K issue. The Company's reliance on key suppliers, and therefore on the proper function of their IT and non-IT systems, means that their failure to address Y2K issues could have a material impact on the Company's operations and financial results. Through its assessment, the Company has begun to identify areas where the Company faces any business or financial risk, identify potential solutions to address those risks, and to implement the solutions or develop a comprehensive contingency plan in a timely manner in an effort to minimize the Company's Y2K exposure. In addition to the Company's internal systems, the Company relies on third party relationships in the conduct of its business. For example, the Company relies on the services of the landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines. The Company intends to devise contingency plans to ameliorate the negative effects on it in the event the Y2K issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company's business, results of operations or financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to Y2K issues could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, financial conditions, results of operations, and cash flows. The Company has completed its risk assessment of its IT systems and will complete its assessment of its other Y2K business and financial risks by the end of the second quarter of 1999, including an assessment of the Y2K exposure and readiness of material suppliers and vendors with whom the Company does business. The Company has completed its upgrade to a Y2K compliant version of both its internal accounting software and its proprietary time and billing, class registration and operational software, ACETS. If further tests of the Company's IT and non-IT systems, material third party relationships, and service and product offerings reveal other Y2K compliance problems, or any of the Company's material third party suppliers or vendors do not successfully and in a timely manner achieve Y2K compliance, the Company's business or operations could be adversely affected.

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

        January 1, 2000 has come and gone, and as a result of the Company's analysis of its computer programs and operations, it has concluded that its business systems are Y2K compliant. A related potential problem stems from the fact that 2000 is a rare leap-year and some have expressed concern that programmers or component designers may have forgotten to properly take that fact into account. While there may be some risk relating to the anomalous leap-year in 2000, management believes that any remaining Y2K problems will not seriously impact or have a material adverse effect on the Company's expenses, business, including data gathering and interpretation, or its operations. However, there can be no assurance that unanticipated events still will not occur or that third party payors and vendors have or had the ability to identify and solve all or substantially all their Y2K issues. Therefore, there can be no assurance that the Y2K issue still will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.        PROPERTIES

        The Company's corporate headquarters are located in Bellevue, Washington. These premises consist of approximately 25,000 square feet of office space and house the Company's corporate, administrative, finance and accounting, human resources, sales and marketing, research and development, legal and IT departments, and also serves as the headquarters for Aris Information Technology Training, Inc. ("AITT"), Aris Interactive, Inc. ("AII"), ASI and Aris (International), L.L.C. ("Aris International"). The Company and its subsidiaries also lease facilities in various locations listed in the table below (as of March 1, 2000):

                                                          NO. OF
                               APPROXIMATE             CLASSROOMS/
LOCATION                     SQUARE FOOTAGE               SEATS           FUNCTION
--------                     --------------          --------------       --------
Bellevue, WA                      23,500                  11/144          Training, Consulting
Beaverton, OR                      7,900                   5/72           Training, Consulting,
                                                                          Software
Columbia, SC                       2,000                   ---            Consulting
Dallas, TX                         4,900                   8/60           Training
Denver, CO                        11,000                   5/50           Training, Consulting
Fairfax, VA                       17,000                  5/102           Training, Consulting
Livingston, NJ                     7,100                   ---            Consulting
Plano, TX                         17,000                  12/75           Training, Consulting
Renton, WA                         6,700                   ---            Telemarketing
Seattle, WA                       15,650                   ---            Consulting
Tampa, FL                          4,500                   ---            Consulting
West Palm Beach, FL               10,529                   ---            Consulting
Birmingham, UK                     7,800                   6/66           Training
London, UK                        14,400                  18/180          Training
Oxford, UK                         5,000                   ---            UK HQ, Consulting
Oxford, UK                         8,000                   6/80           Training
Reading, UK                        3,000                    --            Consulting
Heidelberg, Germany                  900                   2/26           Training

ITEM 3.        LEGAL PROCEEDINGS

        The Company is from time to time involved in legal proceedings that arise out of the normal course of business. As of March 1, 2000, the Company was not involved in any material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999.


                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND
               RELATED SHAREHOLDER MATTERS

(a) The Company's Common Stock is listed for quotation on the Nasdaq National Market (symbol "ARSC"). The number of shareholders of record of the Company's Common Stock at March 10, 2000 was 151. During 1999, the Company had warrants listed on the Nasdaq National Market (symbol "ARSCW") which expired on February 15, 2000. Such warrants were issued as consideration to the former holders of warrants of InTime in connection with the InTime Merger and commenced trading on the Nasdaq National Market on July 16, 1998. Each of these warrants entitled the holder to purchase one share of Aris Common Stock at an exercise price of $22.98. As of March 10, 2000 there were no warrants listed for quotation on the Nasdaq National Market.

        In connection with the acquisition of fine.com, warrants previously held by the warrantholders of fine.com were converted into warrants to purchase the number of shares of Aris common stock and cash received for each outstanding share of fine.com common stock exchanged in the merger. As of March 10, 2000, 110,883 of these warrants remained outstanding.

        The Company has not declared or paid any cash dividends on its Common Stock since 1993. The Company currently anticipates that it will retain all future earnings for use in the expansion and operations of its business and does not anticipate paying cash dividends in the foreseeable future.

        High and low prices for the Company's Common Stock and warrants to purchase the Company's Common Stock for each quarter in 1998 and 1999 are as follows:

                                  COMMON STOCK

        YEAR                                                 STOCK PRICE
        ----                                                 -----------
        1998                                              High          Low
                                                          ----          ---
          First Quarter...........................       $30.50        $21.00
          Second Quarter..........................       $36.38        $25.88
          Third Quarter...........................       $30.38        $21.94
          Fourth Quarter..........................       $24.50        $ 8.88

        1999                                              High          Low
                                                          ----          ---

          First Quarter...........................       $14.63         $8.00
          Second Quarter..........................       $10.63         $7.31
          Third Quarter...........................       $ 9.31         $5.31
          Fourth Quarter..........................       $13.50         $4.94


                        WARRANTS TO PURCHASE COMMON STOCK

        YEAR                                                WARRANT PRICE
        ----                                                -------------
        1998                                              High          Low
                                                          ----          ---
          First Quarter...........................        N/A           N/A
          Second Quarter..........................        N/A           N/A
          Third Quarter...........................        $7.88         $4.19
          Fourth Quarter..........................        $5.06         $0.94

        1999                                              High          Low
                                                          ----          ---

          First Quarter...........................        $1.94         $0.63
          Second Quarter..........................        $0.84         $0.13
          Third Quarter...........................        $0.50         $0.06
          Fourth Quarter..........................        $0.22         $0.06

(b) From the effective date of the Company's Registration Statement on Form S-1, filed on April 18, 1997 and declared effective by the Securities and Exchange Commission on June 17, 1997 (Registration No. 333-25409), as amended (the "Registration Statement"), through December 31, 1999, the Company has applied $4.0 million of the proceeds from its initial public offering (the "Offering") to the repayment of the Company's revolving bank loan, $9.0 million in connection with the acquisition of other companies, and $15.8 million to capital expenditures. The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company. To date, the Company believes that its has used the Offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. As of December 31, 1999, substantially all of the Offering proceeds have been used.

ITEM 6.        SELECTED FINANCIAL DATA

        A summary of selected financial data as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are set forth below (in thousands, except per share data).

RESULTS OF OPERATIONS

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                       1995         1996         1997         1998          1999
                                     -------      -------      -------      --------      ---------
Revenues                             $25,530      $43,896      $76,286      $115,894      $ 117,973
Costs and Expenses                   $24,825      $41,662      $70,387      $114,494      $ 120,496
Net income (loss)                    $   705      $ 2,234      $ 5,899      $  1,400      $  (2,523)
Basic earnings (loss) per share      $  0.09      $  0.27      $  0.60      $   0.13      $   (0.22)
Diluted earnings (loss) per share    $  0.09      $  0.26      $  0.56      $   0.12      $   (0.22)

FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                             ------------
                                       1995         1996         1997         1998          1999
                                     -------      -------      -------      --------      ---------
Cash, cash equivalents and
  securities available for sale      $ 4,562      $ 3,516      $26,859      $ 11,738      $  10,500
Total assets                         $12,306      $20,675      $60,551      $ 69,481      $  74,582
Shareholders' equity                 $ 9,358      $13,190      $50,482      $ 55,314      $  60,134

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

        The Company derives software revenue from the sale of its proprietary software products, Aris DFRAG, TAMS, TAMS/O, Noetix Web Query and the NoetixViews suite of products, and from maintenance and support contracts with clients who purchase the software products. Revenue is recognized when the software product has been shipped, collection is probable and there are no significant obligations of the Company remaining to be performed. Software maintenance and support is billed at the beginning of the contract period and is recognized ratably throughout the term of the contract.

SIGNIFICANT EVENTS AND RECENT ACQUISITIONS

        As of July 1, 1999, Aris transferred the assets of its United States training operations into a wholly owned subsidiary, Aris Information Technology Training, Inc. ("AITT"), and aligned its training divisions worldwide under common management.

        During the third quarter of 1999, in a continuing effort to improve the profitability of its training division and focus corporate resources on the Company's overall eBusiness strategy, Aris closed three unprofitable training centers located in New York, Minneapolis and Chicago. The costs associated with the closing of these centers is approximately $6.6 million including payments of $1.4 million for employee severance expenses, lease terminations and termination of contract obligations, $4.5 million for reductions in carrying value of assets, representing a write-off of $3.5 million of goodwill and $1.0 million of leasehold improvements, furniture and equipment and $700,000 of other expenses. The cost of closure was charged to expense in the quarter ending September 30, 1999. Revenue from these centers was $7.4 million or 18% of total training revenue for the year ended December 31, 1998, and $3.0 million or 11% of total training revenue for the nine months ended September 30, 1999.

        On August 31, 1999, Aris completed its acquisition of fine.com International Corp. ("fine.com"), in a merger in which the shareholders of fine.com received an aggregate of 1,470,574 shares of the Company's Common Stock, plus approximately $3.0 million cash, representing an aggregate value of $4.553 per outstanding share of fine.com Common Stock. The consideration for the outstanding shares was approximately $12.3 million plus related acquisition costs. In addition, outstanding options to purchase Common Stock of fine.com were converted to options to purchase Common Stock of Aris, and warrants to purchase the Common Stock of fine.com were converted into warrants to purchase the amount of Aris Common Stock and cash that would have been received at the effective time of the merger by a holder of the amount of fine.com Common Stock issuable upon exercise of the warrant. The acquisition was accounted for under the purchase method of accounting. Excess purchase price was allocated to identified intangible assets acquired which are amortized over varying lives by classification.

                              1999 COMPARED TO 1998

        TOTAL REVENUE

        Total revenue increased $2.1 million to $118.0 million for 1999 from $115.9 million for 1998, representing a 2% increase.

        Consulting revenue increased $10.6 million to $74.6 million for 1999 from $64.0 million for 1998, representing a 17% increase. Consulting revenue represents 63% of total revenue for 1999 as compared to 55% for 1998. Consulting revenue increased as a result of an overall increase in the level of consulting activity due to the increased focus on eBusiness services as well as the acquisition of fine.com.

        Training revenue decreased $5.6 million to $34.8 million for 1999 from $40.4 million for 1998, representing a 14% decrease. The decrease in training revenue for 1999 is attributable to the closure of the three training centers coupled with lower demand from Aris' customers due to increased internal focus on IT issues related to Y2K and fewer software releases. The Company offered 6,950 classes and 17,048 training days during 1999 as compared to 7,572 classes and 20,135 training days during 1998. The number of classes and training days decreased 8% and 15%, respectively, during 1999 as compared to 1998.

        Software revenue decreased $2.9 million to $8.6 million for 1999 from $11.5 million for 1998, representing a decrease of 25%. The decrease in revenue is due primarily to a reduction in the sales of the NoetixViews suite of products by the Company's wholly-owned subsidiary. The decrease in sales is due to a general slowdown of ERP sales and partial saturation of the potential market due to the successful penetration of the NoetixViews product into the Oracle ERP customer base. Revenues related to the Company's TAMS/O product decreased to $1.0 million for the year ended December 31, 1999 compared to $1.5 million for the year ended December 31, 1998.

        COST OF REVENUES

        Cost of revenues increased $4.8 million to $60.1 million in 1999 from $55.3 million in 1998, representing an increase of 9%. The increase in cost of revenues is primarily a reflection of the purchase of fine.com and increasing labor rates due to the tight labor market. Cost of revenues as a percentage of revenues increased from 48% for 1998 to 51% for 1999. The increase in cost of revenues as a percentage of revenues was caused by lower consulting utilization due to client pre-Y2K concerns and lower fill rate in our training centers also due to customers internal focus on Y2K issues, and increased labor rates out pacing training revenues. During 1999, consulting and training cost of revenues was $58.6 million or 50% of total revenues compared to $53.3 million or 46% of total revenues in 1998. Software cost of revenues was $1.5 million in 1999, representing 1.3% of total revenues compared to $1.7 million or 1.5% of total revenues in 1998.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        SG&A expense increased $2.0 million to $50.8 million or 43% of revenues for 1999 from $48.8 million or 42% of revenues for 1998, representing an increase of 4%. The increase in SG&A expenses is primarily the result of increased labor costs due to a tight labor market.

        AMORTIZATION OF INTANGIBLE ASSETS

        Amortization of intangibles increased $1.4 million to $2.0 million during 1999, compared to $631,000 during 1998. Amortization of intangibles primarily consists of the amortization of goodwill of acquired companies where the transactions were accounted for under the purchase method of accounting. The increase arises primarily as a result of goodwill from the fine.com acquisition.

        ACQUISITION RELATED CHARGES

        The Company recorded acquisition related charges totaling $383,000 during 1999, compared to $5.7 million in 1998. For 1999, these acquisition related charges are primarily integration costs associated with the acquisition of fine.com.

        RESTRUCTURING AND OTHER EXPENSES

        As discussed in Part II, Item 7, Significant Events, during the third quarter of 1999, the Company closed three unprofitable training centers and recorded a restructuring charge of $6.6 million. Management believes that the costs expensed in 1999 should be sufficient to provide for the cost of closing these training centers. The Company estimates the restructuring will result in improved income from operations of approximately $1.5 million annually.

        OTHER INCOME, NET

        Other income, net, decreased $439,000 to $719,000 during 1999 from $1.2 million in 1998. Other income, net, consists primarily of interest income on cash and cash equivalents and finance charges on accounts receivable. During 1999 and 1998, average investments were $8.7 million and $14.4 million, respectively.

        INCOME TAX EXPENSE

        Income tax expense decreased $1.3 million to $1.3 million in 1999 from $2.6 million for 1998. As a percentage of revenue, income tax expense decreased from 2.3% in 1998 to 1.1% in 1999. There is no tax benefit for the write-off of goodwill and amortization of intangibles, which totaled $5.6 million for 1999 and $631,000 for 1998. Management estimates that exclusive of the amortization of intangibles, acquisition-related charges and reorganization costs, the Company's effective tax rate decreased from 40.6% in 1998 to 34.4% in 1999.

        NET INCOME (LOSS)

        Net income decreased $3.9 million to a net loss of $2.5 million (-2.1% of revenue) for 1999 from net income of $1.4 million (1.2% of revenue) for 1998. The decrease is primarily a result of reorganization charges incurred in connection with the restructuring of the education division, increased amortization of intangibles associated with the acquisition of fine.com and acquisition related charges. Exclusive of amortization of intangibles, acquisition related charges and reorganization costs, net income would have been $5.1 million or approximately 4% of revenue and $7.7 million or approximately 7% of revenue for 1999 and 1998, respectively.


                              1998 COMPARED TO 1997

        TOTAL REVENUE

        Total revenue increased $39.6 million to $115.9 million for 1998 from $76.3 million for 1997, representing a 52% increase.

        Consulting revenue increased $21.3 million to $64.0 million for 1998 from $42.7 million for 1997, representing a 50% increase. Consulting revenue increased as a result of an overall increase in the level of consulting activity as well as the acquisition of MMT Computer Limited ("MMT").

        Training revenue increased $11.5 million to $40.4 million for 1998 from $28.9 million for 1997, representing a 40% increase. A significant portion of the increase in training revenue for 1998 is attributable to businesses acquired by the Company subsequent to September 30, 1997. Revenue increased in 1998 as a result of a significant increase in the number of classes and class training days offered. The Company offered 7,572 classes and 20,135 training days during 1998 as compared to 5,870 classes and 15,059 training days during 1997.

        Software revenue increased $6.8 million to $11.5 million for 1998 from $4.7 million for 1997, representing an increase of 146%. The increase in revenue is primarily attributable to sales of the NoetixViews suite of products by Aris Software, Inc. ("ASI").

        COST OF REVENUES

        Cost of revenues increased $17.8 million to $55.3 million in 1998 from $37.5 million in 1997, representing an increase of 48%. The increase in cost of revenues is primarily a reflection of the increase in revenues and the activities associated with such revenues and restructuring costs included in 1998. Cost of revenues as a percentage of revenues decreased from 49% for 1997 to 48% for 1998. Exclusive of reorganization expenses, cost of revenues were 47% of revenues in 1998. The reduction in cost of revenues as a percentage of revenues was caused by the relative increase in the sale of software products that have a lower percentage of costs of revenues compared to the Company's training and consulting operations. During 1998, consulting and training cost of revenues was $53.3 million or 46% of total revenues compared to $36.6 million or 48% of total revenues in 1997. Software cost of revenues was $1.7 million in 1998, representing 1.5% of total revenues compared to $831,000 and 1.1% of total revenues in 1997.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        SG&A expense increased $19.9 million to $48.8 million or 42% of revenues for 1998 from $28.9 million or 38% of revenues for 1997, representing an increase of 69%. The increase in SG&A expenses is primarily the result of an increased number of management, sales and administrative staff from 264 at December 31, 1997 to 369 at December 31, 1998 and the Company's increased focus on recruiting and marketing.

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

        ACQUISITION RELATED CHARGES

        The Company recorded acquisition related charges totaling $5.7 million during 1998, compared to $428,000 in 1997. For 1998, these acquisition related charges include costs such as business brokerage, legal and accounting fees as well as integration costs primarily associated with the acquisitions of Barefoot Computer Training Limited ("Barefoot") and with InTime Systems International, Inc. ("InTime") which were accounted for as poolings of interests during 1998.

        RESTRUCTURING AND OTHER EXPENSES

        In December 1998, the Company recorded a charge amounting to $2.9 million, of which $303,000 is included as a component of cost of revenues associated with restructuring of the Company's training operations and the settlement of a claim. The Company utilized all accrued expenses associated with this restructuring in the first two quarters of 1999.

        OTHER INCOME, NET

        Other income, net, increased $17,000 to $1.2 million during 1998 from $1.1 million in 1997. Other income, net, consists primarily of interest income on cash and cash equivalents and from finance charges on accounts receivable. In 1997 other income, net, included $280,000 from the gain on sale of investments. During 1998 and 1997, average investments were $14.4 million and $14.9 million, respectively.

        INCOME TAX EXPENSE

        Income tax expense decreased $1.1 million to $2.6 million in 1998 from $3.7 million for 1997. As a percentage of revenue, income tax expense decreased from 4.8% in 1997 to 2.3% in 1998. This decrease is a result of a decrease in pre-tax income from $9.6 million in 1997 to $4.0 million in 1998. However, the Company is not allowed deductions from taxable income for certain acquisition charges incurred during 1998. Such non-deductible charges have caused the Company's income tax expense as a percentage of pre-tax income to increase from 38% in 1997 to 65% in 1998.

        NET INCOME

        Net income decreased $4.5 million to $1.4 million (1.2% of revenue) for 1998 from net income of $5.9 million (7.7% of revenue) for 1997. The decrease is primarily a result of reorganization charges incurred in connection with the restructuring of the training division and acquisition related charges. The decrease in income as a percentage of sales is primarily a result of lower gross profit from the Company's training division. Exclusive of acquisition and reorganization expenses, net income would have been $7.7 million or approximately 7% of revenue and $6.0 million or approximately 8% of revenue for 1998 and 1997, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1999, the Company had working capital of $32.8 million including cash and cash equivalents of $10.5 million. At December 31, 1998, the Company had working capital of $28.7 million including cash, cash equivalents and marketable debt securities of $11.7 million. The Company intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from cash generated by operations and available cash.

        During 1999, the Company's cash balance increased by $5.3 million. Operating activities provided $5.3 million cash, net of the use of $2.3 million for the decrease of accounts payable. The Company's investing activities provided cash in the amount of $1.9 million through the sale of marketable securities in the amount of $6.5 million, net of purchases of property and equipment of $1.9 million, and cash paid for the acquisition of fine.com of $2.7 million, net of cash received. In February 1999, the Company used $3.1 million cash to repurchase 355,000 shares of its Common Stock. Financing activities during 1999 used cash of $1.7 million, net of $1.1 million cash generated from the issuance of Common Stock and stock option exercises.

        Net cash of $1.7 million was used during 1998. Cash used in operating activities was $1.4 million, which included an increase of accounts receivable of $10.9 million arising as a result of revenue growth of $39.6 million during the year. Investing activities included the net sales of investments of $13.2 million, purchase of property and equipment amounting to $11.7 million and the purchases of MMT and db-Centric, Inc. ("db-Centric") amounting to $3.7 million. Property and equipment purchases include $5.2 million for the Company's headquarters building in Bellevue, Washington.

        The Company has financed its acquisitions of businesses through cash generated by operating activities and its initial public offering, promissory notes and the issuance of warrants and Common Stock. The Company believes that it will be able to continue to fund all capital required by the Company, including cash needed to acquire new businesses, with cash generated from operations, cash currently on hand, bank financing and/or the issuance of additional debt or equity securities. The Company has a $10 million line of credit with US Bank, a division of First Bank Systems. The credit line provides funds for general business purposes as well as the acquisition of companies, and is collateralized by substantially all of the Company's assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. The Company is in compliance with all requirements of the agreement. At December 31, 1999, there were no borrowings against the credit line. The credit line expires on June 1, 2000.

        Management anticipates that during 2000, cash and marketable securities will continue to be employed for general corporate purposes including the potential opening of new offices, potential acquisitions of companies and other business opportunities as they may arise. The Company anticipates that capital expenditures related to these purposes will continue to be financed by operational cash flows as well as utilization of invested funds, if needed.


                        RECENT ACCOUNTING PRONOUNCEMENTS

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

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB No. 101 for our fiscal year ending December 31, 2001. We are currently reviewing the requirements of SAB No. 101, but do not expect such adoption to have an impact on our results of operations, financial position or cash flows.

       CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the factors discussed below and elsewhere in this Form 10-K have been discussed in the Company's prior filings with the SEC. Management of the Company wishes to caution readers that the following factors, among others, could in the future cause the Company's actual results to differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. Additional discussion of forward-looking statements is included in Part I, Item 1 of this Form 10-K.

RECRUITMENT AND RETENTION OF INFORMATION TECHNOLOGY PROFESSIONALS

        The Company's future success will depend in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals, particularly project managers, consultants and instructors. Highly skilled IT professionals are in high demand and are likely to remain a limited resource for the foreseeable future. The Company competes for consultants and project managers with other consulting firms, software vendors and consumers of IT consulting services. The Company competes for instructors with other training service providers, software and hardware vendors and the in-house IT training departments of major corporations. There can be no assurance that the Company will be successful in hiring and retaining a sufficient number of IT professionals to staff its consulting projects and to meet demand for instructor-led classes.

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

PROFITABILITY OF TRAINING OPERATIONS

        The Company restructured its training division in the fourth quarter of 1998 and in the third quarter of 1999. Although the Company expects that traditional open-enrollment, classroom-based training will continue to be a significant part of the Company's training strategy, the Company intends to focus more resources on customized private training and consulting-based education services for corporate clients and alternative training delivery systems, including Internet- and intranet-based training using audio and video streaming and other "webcasting" technologies. Although the Company believes that these initiatives should increase the profitability of its training operations, there can be no assurance that these initiatives will be successful. Any failure by the Company to restore the profitability of its training operations may have a material adverse effect on the Company's business and operations. The operations and profitability of the Company's consulting and software businesses may be adversely impacted due to the shared resources of the Company's integrated consulting, training and software strategy.

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

        Additionally, the Company undertakes fixed price, fixed deliverable consulting projects. The Company's failure to accurately estimate the resources required for such projects or its failure to complete its contractual obligations in a manner consistent with the project plan upon which the fixed price/fixed schedule contract is based could have a material adverse effect on the profitability of such projects.

        Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's information system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company generally attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its services, there can be no assurance that the limitations of liability set forth in its service contracts will be enforceable or would otherwise protect the Company from liability for damages. The Company maintains general liability insurance coverage against claims of up to $8.0 million in the aggregate. There can be no assurance, however, that such coverage will continue to be available on commercially reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the Company's insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company's business, financial condition, result of operations and cash flows.

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

INTERNATIONAL OPERATIONS

        A substantial portion of the Company's revenue is derived from its international operations. The Company faces certain risks inherent in conducting business internationally, such as unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, differing employment laws and practices in foreign countries, longer payment cycles, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, currency exchange fluctuations and potentially adverse tax consequences. Any of these factors could adversely affect the success of the Company's international operations. There can be no assurance that such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's consolidated financial condition, results of operations and cash flows. The Company may also face risks from foreign currency fluctuations. To date the Company has not entered into any forward exchange contracts or other hedging activities in anticipation of foreign currency fluctuations, but it may do so in the future.

GROWTH THROUGH ACQUISITIONS

        The Company may continue to acquire businesses that the Company believes will complement its operations. The success of any acquisition depends on, among other things, the Company's ability to (i) identify and acquire businesses on terms that management considers attractive, (ii) integrate acquired businesses into its organization; and (iii) retain the acquired businesses' key personnel and principal clients. Any future acquisitions would be accompanied by the risks commonly encountered in such transactions, including difficulties associated with assimilating the personnel and operations of the acquired business, the Company's inability to achieve expected financial results or strategic goals for the acquired business, the potential disruption of the Company's ongoing business, the diversion of significant management and other resources and the maintenance of uniform standards, controls, procedures and policies. There can be no assurance that the Company will be able to identify future acquisition candidates or to successfully overcome the risks and challenges encountered in completing and integrating future acquisitions. The Company's failure or inability to implement and manage its acquisition strategy could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, future acquisitions could require the Company to issue dilutive equity securities, incur debt or contingent liabilities, and amortize expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the market for and the price of the Company's Common Stock.

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

        Aris DFRAG, TAMS and TAMS/O may compete with software products distributed by other companies. Although the Company believes few commercially available products currently compete directly with NoetixViews, Oracle introduced a software product with some similar features and functionality during 1999. There can be no assurance that new competitive products will not be developed by Oracle, third party software vendors or by in-house IT departments of the Company's current or potential clients.

        Generally, there can be no assurance that any future products or services developed by competitors will not achieve greater market acceptance than the Company's software products and services. Failure by the Company to compete successfully in the consulting, training or software market could have a material adverse effect on the Company's business, financial condition, result of operations and cash flows.

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

POTENTIAL VOLATILITY OF STOCK PRICE

        The market for securities of early stage, small market capitalization companies is volatile, often as a result of factors unrelated to an issuer's operations. The Company believes factors such as quarterly variations in operating results, changes in relationships between the Company and certain key vendors of software products, general conditions in the IT industry or the industries in which the Company's clients compete and changes in earnings estimates by securities analysts could contribute to the volatility of the price of the Company's Common Stock and cause significant price fluctuations. These factors, as well as general economic conditions, could adversely affect the market price of the Common Stock. Furthermore, securities class action litigation against issuers is not uncommon, particularly following periods of volatility in the market price of an issuer's securities. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition, result of operations and cash flows. Any adverse determination in such litigation could subject the Company to significant liabilities.

RELIANCE ON KEY PERSONNEL

        The Company's continuing success will depend in large part on the continued services of a number of key employees including Paul Song, its founder, President, Chief Executive Officer and Chairman. The loss of the services of Mr. Song, certain of the Company's senior management or other key personnel could have a material adverse effect on the Company. The Company has entered into employment agreements containing non-competition, non-solicitation and non-disclosure clauses with principally all of its management, consultants and project managers and instructors, except Mr. Song. These contracts, however, do not guarantee that these individuals will continue their employment with the Company. In addition, there is no guarantee that the non-competition and non-solicitation provisions of these agreements would be enforced by a court if the Company were required to seek to enforce its rights thereunder. The loss of one or more of the Company's key employees to a current or potential competitor could result in the loss of existing or potential clients to such competitor adversely affecting revenues and operating income.

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

CONTROL BY PRINCIPAL SHAREHOLDERS

        Paul Song, the Company's founder, President, Chief Executive Officer and Chairman, is the Company's single largest shareholder. Mr. Song; his wife, Tina Song, the Company's Vice President of Administration; and a limited liability company controlled by the Songs beneficially owned 33.8% of the Company's outstanding shares of Common Stock at December 31, 1999. As a result, Mr. and Mrs. Song will likely be able to control the affairs and management of the Company and the outcome of any matters requiring a shareholder vote (other than those matters for which a supermajority vote is required under Washington law or the Company's Amended and Restated Bylaws), including the election of the members of the Board of Directors. Such control could delay or prevent a change in control of the Company.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                  Page in
                                                                                 Form 10-K
                                                                                 ---------
     Consolidated Balance Sheets - December 31, 1998 and 1999                        32

     Consolidated Statements of Operations - years ended December 31,
     1997, 1998 and 1999                                                             33

     Consolidated Statements of Shareholders' Equity - years ended
     December 31, 1997, 1998 and 1999                                                34

     Consolidated Statements of Cash Flows - years ended December 31,
     1997, 1998 and 1999                                                             35

     Notes to Consolidated Financial Statements                                      36

     Report of PricewaterhouseCoopers LLP, Independent Accountants                   56

     Report of BDO Stoy Hayward, Chartered Accountants                               57

                                     CONSOLIDATED BALANCE SHEETS
                                  (In thousands, except share data)



                                                                                  DECEMBER 31,
                                                                                  ------------
ASSETS                                                                          1998         1999
                                                                              -------      --------
Current assets:
   Cash and cash equivalents ..............................................   $ 5,225      $ 10,500
   Investments in marketable securities ...................................     6,513            --
   Accounts receivable, net of allowance for
     doubtful accounts of $1,263 and $2,497 ...............................    26,734        27,600
   Consulting contracts in progress .......................................       983         2,173
   Income tax receivable ..................................................       293           863
   Deferred income taxes ..................................................       448           477
   Prepaid expenses and other current assets ..............................     2,359         5,095
                                                                              -------      --------
      Total current assets ................................................    42,555        46,708
Property and equipment, net ...............................................    16,075        14,833
Intangible and other assets, net ..........................................    10,851        13,041
                                                                              -------      --------
      Total assets ........................................................   $69,481      $ 74,582
                                                                              =======      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................   $ 3,345      $  3,056
   Accrued compensation and benefits ......................................     3,385         4,002
   Other accrued expenses .................................................     4,792         4,067
   Deferred revenue .......................................................     2,333         2,366
   Income tax payable .....................................................        --           411
                                                                              -------      --------
      Total current liabilities ...........................................    13,855        13,902
                                                                              -------      --------
Deferred income taxes .....................................................       312           546
                                                                              -------      --------
Commitments and contingencies (Note 10)
Shareholders' equity:
   Preferred Stock, without par value; 5,000,000 shares authorized;
       none issued and outstanding ........................................        --            --
   Common Stock, without par value; 100,000,000 shares
       authorized, 11,269,523 and 12,646,143 issued and
       outstanding ........................................................        --            --
   Additional paid-in capital .............................................    47,347        54,904
   Retained earnings ......................................................     7,956         5,433
   Accumulated other comprehensive income (loss) ..........................        11          (203)
                                                                              -------      --------
      Total shareholders' equity ..........................................    55,314        60,134
                                                                              -------      --------
      Total liabilities and shareholders' equity ..........................   $69,481      $ 74,582
                                                                              =======      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                           1997          1998           1999
                                                         -------      ---------       ---------
Revenues, net:
    Consulting .......................................   $42,731      $  64,036       $  74,620
    Training .........................................    28,896         40,398          34,774
    Software .........................................     4,659         11,460           8,579
                                                         -------      ---------       ---------
        Total revenues, net ..........................    76,286        115,894         117,973
                                                         -------      ---------       ---------
Cost of revenues:
    Consulting and training ..........................    36,635         53,250          58,593
    Software .........................................       831          1,710           1,510
    Restructuring expenses ...........................        --            303              --
                                                         -------      ---------       ---------
        Total cost of revenues .......................    37,466         55,263          60,103
                                                         -------      ---------       ---------
    Gross profit .....................................    38,820         60,631          57,870
Selling, general and administrative expense ..........    28,916         48,822          50,799
Amortization of intangible assets ....................       380            631           2,007
Research and development expense .....................       649             --              --
Charges related to acquisitions ......................       428          5,655             383
Restructuring and other expenses .....................        --          2,641           6,600
                                                         -------      ---------       ---------
        Income (loss) from operations ................     8,447          2,882          (1,919)
                                                         -------      ---------       ---------
Other income (expense):
    Investment income (expense) ......................       280             (5)             --
    Interest income, net .............................       800          1,148             892
    Other income (expense) ...........................        61             15            (173)
                                                         -------      ---------       ---------
                                                           1,141          1,158             719
                                                         -------      ---------       ---------
Income (loss) before income tax ......................     9,588          4,040          (1,200)
Income tax expense ...................................     3,689          2,640           1,323
                                                         -------      ---------       ---------
Net income (loss) ....................................   $ 5,899      $   1,400       $  (2,523)
                                                         =======      =========       =========
Basic earnings (loss) per share ......................   $  0.60      $    0.13       $   (0.22)
                                                         =======      =========       =========
Weighted average number of common shares -
   Basic .............................................     9,803         11,115          11,605
                                                         =======      =========       =========
Diluted earnings (loss) per share ....................   $  0.56      $    0.12       $   (0.22)
                                                         =======      =========       =========
Weighted average number of common and
  potential common shares - Diluted ..................    10,532         11,900          11,605
                                                         =======      =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)



                                                          COMMON STOCK                                ACCUMULATED
                                                          ------------      ADDITIONAL                    OTHER        TOTAL
                                                       SHARES                PAID-IN       RETAINED  COMPREHENSIVE  SHAREHOLDERS'
                                                       ISSUED     AMOUNT     CAPITAL       EARNINGS  INCOME (LOSS)     EQUITY
                                                       ------     ------     --------      ---------     --------      --------
BALANCE AT JANUARY 1, 1997 ..........................   8,618     $   --     $  8,169      $   4,776     $    245      $ 13,190
Shares issued in initial public
offering, net of offering costs .....................   2,300                  31,242                                    31,242
Shares and warrants issued
    in acquisitions .................................     434                   4,371                                     4,371
Stock redemption ....................................    (415)                   (121)        (3,906)                    (4,027)
Stock options exercised .............................      50                      88                                        88
Net income ..........................................                                          5,899
Other comprehensive income (loss),
  net of tax:
    Foreign currency translation adjustments    .....                                                           7
    Unrealized gains on securities, net of
     reclassification adjustment ....................                                                        (288)
Comprehensive income ................................                                                                     5,618
                                                       ------     ------     --------      ---------     --------      --------
BALANCE AT DECEMBER 31, 1997 ........................  10,987         --       43,749          6,769          (36)       50,482
Adjustment to conform fiscal year of
     Barefoot Computer Training Limited .............                                           (213)                      (213)
Shares issued in acquisition ........................       5                     150                                       150
Shares issued under employee stock
     purchase plan ..................................     130                   1,504                                     1,504
Stock options exercised .............................     147                   1,449                                     1,449
Tax benefit related to stock options exercised ......                             495                                       495
Net income ..........................................                                          1,400
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments ........                                                         (16)
    Unrealized gains on securities, net of
     reclassification adjustment ....................                                                          63
Comprehensive income ................................                                                                     1,447
                                                       ------     ------     --------      ---------     --------      --------
BALANCE AT DECEMBER 31, 1998 ........................  11,269         --       47,347          7,956           11        55,314
Shares issued in acquisition ........................   1,471                   9,260                                     9,260
Shares issued under employee stock
     purchase plan ..................................     107                     757                                       757
Stock redemption ....................................    (355)                 (3,073)                                   (3,073)
Stock options exercised .............................     154                     353                                       353
Tax benefit related to stock options exercised ......                             228                                       228
Non-cash stock-based compensation ...................                              32                                        32
Net loss ............................................                                         (2,523)
Other comprehensive loss, net of tax:
    Foreign currency translation adjustments ........                                                        (214)
Comprehensive loss ..................................                                                                    (2,737)
                                                       ------     ------     --------      ---------     --------      --------
BALANCE AT DECEMBER 31, 1999 ........................  12,646     $   --     $ 54,904      $   5,433     $   (203)     $ 60,134
                                                       ======     ======     ========      =========     ========      ========

                                                       1997       1998     1999
                                                      -----       ----     -----
DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Unrealized holding gain (loss) arising
       during the period .......................      $  (8)      $ 59     $ --
   Less:  reclassification adjustment for losses
       (gains) including in net income .........       (280)         4       --
                                                      -----       ----     -----
   Net unrealized gains (losses) on securities .      $(288)      $ 63     $ --
                                                      =====       ====     =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                Aris Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                      1997           1998           1999
                                                                    --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................................   $  5,899       $  1,400       $ (2,523)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization ..............................      2,454          3,888          5,176
     Provision for doubtful accounts receivable .................        166            346            434
     Loss on sale of property and equipment .....................         --             --            137
     Gain on sale of investments ................................       (280)            --             --
     Impairment charges and write-offs ..........................         --            559          4,997
     Non-cash compensation expense ..............................         --             --             32
     Changes in assets and liabilities net of effects
      of acquisitions:
       Increase in accounts receivable ..........................     (4,712)       (10,875)          (876)
       Increase in consulting contracts in progress .............       (164)          (365)        (1,190)
       (Increase) decrease in income tax receivable .............        186           (293)          (570)
       (Increase) decrease in prepaid expenses and ..............     (1,069)         1,155          1,476
       other assets
       Increase (decrease) in accounts payable ..................         58           (222)        (2,329)
       Increase (decrease) in accrued expenses ..................        130          4,112           (108)
       Increase (decrease) in deferred revenue ..................        705           (224)            33
       Increase (decrease) in income taxes payable ..............        441           (603)           411
       Increase (decrease) in deferred taxes
                                                                        (452)          (273)           234
                                                                    --------       --------       --------
     Net cash provided by (used in) operating activities ........      3,362         (1,395)         5,334
                                                                    --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments ......................................    (32,436)       (11,103)            --
  Sales of investments ..........................................     14,005         24,316          6,513
  Purchase of property and equipment ............................     (2,656)       (11,700)        (1,948)
  Acquisition of businesses, net of cash acquired ...............     (1,726)        (3,650)        (2,735)
  Proceeds from sale of property and equipment...................         --             --             60
                                                                    --------       --------       --------
        Net cash provided by (used in) investing activities .....    (22,813)        (2,137)         1,890
                                                                    --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net of offering costs ..     31,242             --             --
  Issuance of Common Stock ......................................         --            668            757
  Stock options exercised .......................................         88            627            353
  Repurchase of Common Stock ....................................     (4,027)            --         (3,073)
  Tax benefit related to stock options exercised ................         --            495            228
  Payments on borrowings ........................................    (12,601)            --             --
  Proceeds from borrowings ......................................      9,825             --             --
                                                                    --------       --------       --------
     Net cash provided by (used in) financing activities ........     24,527          1,790         (1,735)
                                                                    --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............      5,076         (1,742)         5,489
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ....         --            (16)          (214)
ADJUSTMENT TO CONFORM FISCAL YEAR OF BAREFOOT COMPUTER
      TRAINING LIMITED ..........................................         --           (213)            --
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................      2,120          7,196          5,225
                                                                    --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................   $  7,196       $  5,225       $ 10,500
                                                                    ========       ========       ========

See Note 16 for supplemental cash flow information.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999



1.      ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

        Aris Corporation ("Aris" or the "Company") provides a range of integrated information technology solutions including database management, enterprise resource planning, custom applications development and packaged applications implementation, and training to clients worldwide, with offices in Bellevue, Seattle and Renton, Washington; Beaverton, Oregon; Denver, Colorado; Dallas and Plano, Texas; Fairfax, Virginia; Tampa and West Palm Beach, Florida; Columbia, South Carolina; Livingston, New Jersey; Oxford, Birmingham, Reading and London, England; and Heidelberg, Germany. Aris also develops niche software programs which it has licensed worldwide.

CONSOLIDATION

        The consolidated financial statements include the accounts of Aris and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Certain reclassifications have been made to prior year amounts to conform to current year presentations. Such reclassifications had no effect on previously reported net income or loss, shareholders' equity or cash flows.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include short-term investments with an original maturity of three months or less.

CONCENTRATION OF CREDIT RISK

        The Company places its temporary cash investments with major financial institutions. As of December 31, 1999, all of the Company's temporary cash investments were placed with one institution.

        The Company's customers are from diverse industries and geographic locations. For the years ended December 31, 1997, 1998, and 1999, no single customer accounted for more than 10% of the Company's net revenues. At December 31, 1998 and 1999, there were no significant accounts receivable from a single customer. The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses and sales returns.

INVESTMENT SECURITIES

        Aris' investment in marketable securities at December 31, 1998 are classified as available-for-sale and are recorded at fair value. Fair value is based upon quoted market prices. The increase or decrease in market value from period to period relating to available-for-sale marketable securities, net of deferred income taxes, is included as a component of accumulated other comprehensive income. Cost of securities sold is determined using the specific identification method. The Company had no investment securities as of December 31, 1999.

INVENTORIES

        Inventories consist of course materials and are recorded at the lower of cost or market, as determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, improvements and major replacements are capitalized. For financial reporting purposes, depreciation is provided using the straight-line method over the estimated useful lives of depreciable assets. Estimated useful lives of computers, equipment and software range from three to eight years and lives of building and improvements range 15 to 39 years.

        The Company has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. This pronouncement has not had a material impact on the Company's financial statements.

INTANGIBLE ASSETS

        Intangible assets include the cost of business acquisitions allocated to capitalized software, non-compete agreements, customer lists, trained work force, leasehold valuations, tradename, and goodwill which are amortized over approximately three years for capitalized software, approximately two years for non-compete agreements, three years for customer lists and trained work force, six years for leasehold valuation, one year for tradename and five, seven or fifteen years for goodwill. Amortization of capitalized software is computed as described below while the straight-line method is used for other intangible assets. The carrying value of intangible assets is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of the expected future net cash flows is less than book value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" as issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

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

RESEARCH AND DEVELOPMENT

        Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The costs of business acquisitions allocated to in-process research and development are expensed immediately. The Company expensed $649,000 of in-process research and development in 1997.

REVENUE RECOGNITION

        TIME AND MATERIAL CONSULTING CONTRACTS

        Aris recognizes revenue as services are rendered.

        FIXED-PRICE CONSULTING CONTRACTS

        Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the cost incurred to date and cost to complete compared to estimated total costs for the contract. This method is used because management considers expended costs together with estimates of remaining costs to be the best available measure of contract performance. Contract costs include all direct labor, material and other costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

        EDUCATION AND TRAINING

        Tuition revenue is recognized ratably throughout the period that classes are held.

        SOFTWARE

        Aris accounts for software revenues in accordance with the American Institute of Certified Public Accountants' SOP 97-2, "Software Revenue Recognition". Revenues earned under software license agreements with end users are generally recognized when the software has been shipped, collectibility is probable, and there are no significant obligations remaining.

        Aris initially defers revenue on the sale of extended software service contracts which is then recognized on a straight-line basis over the life of the contract period.

INCOME TAXES

        Provision for income taxes has been recorded in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and of tax loss and credit carryforwards, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

ADVERTISING COSTS

        Advertising costs are expensed as incurred. Advertising expenses amounted to $600,000, $495,000 and $121,000 in 1997, 1998 and 1999,
respectively.

FOREIGN CURRENCY TRANSLATIONS

        The financial statements of Aris' foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Under the provisions of SFAS No. 52, all assets and liabilities in the balance sheet of the foreign subsidiaries, whose functional currency is the U.K. Pound Sterling, are translated at year-end exchange rates, profit and loss accounts are translated at average exchange rates prevailing during the period and translation gains and losses are included as a component of accumulated other comprehensive income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents and other current assets and liabilities such as accounts receivable, accounts payable and accrued liabilities as presented in the consolidated balance sheets approximates fair value based on the short-term nature of these instruments. Investments in marketable securities are carried at fair value in the accompanying consolidated balance sheets.

STOCK-BASED COMPENSATION

        Stock-based compensation is accounted for by following FASB Statement No. 123, "Accounting for Stock-Based Compensation." Under the provisions of this Statement, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25 or the fair value method described in FASB Statement No. 123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income. Aris has elected to continue accounting for its employee stock-based compensation under the provisions of APB No. 25.

EARNINGS PER SHARE

        Basic earnings per share is calculated as income available to Common Shareholders divided by the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted-average number of shares of Common Stock and dilutive securities outstanding during the periods, including options and warrants computed using the treasury stock method. All earnings per share amounts from prior periods have been restated to reflect the adoption of SFAS No.128.

COMPREHENSIVE INCOME

        In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. The composition of accumulated other comprehensive income is reflected in the statement of changes in shareholders' equity.

        The unrealized gains on securities is shown net of tax of ($35,000), $0 and $0 at December 31, 1997, 1998 and 1999, respectively.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has adopted SFAS No. 131 and has provided the disclosures needed to conform with its requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not use derivative instruments, therefore the adoption of this statement will not have any effect on the Company's results of operations, financial position or cash flows.

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB No. 101 for our fiscal year ending December 31, 2001. We are currently reviewing the requirements of SAB No. 101, but do not expect such adoption to have an impact on our results of operations, financial position or cash flows.

2. POOLINGS OF INTERESTS WITH BAREFOOT COMPUTER TRAINING LIMITED AND INTIME SYSTEMS INTERNATIONAL, INC.

        On February 28, 1998, Aris completed a merger with Barefoot Computer Training Limited ("Barefoot"), a company that provides information technology training services in London, England. Under the terms of the merger, Aris issued 278,611 shares of Common Stock in exchange for all of the outstanding shares of Barefoot Common Stock. The acquisition was accounted for as a pooling of interests and, accordingly, all periods prior to February 28, 1998 included in these consolidated financial statements have been restated to give effect to the merger.

        Barefoot had a November 30 year end and, accordingly, Barefoot's statement of operations for the year ended November 30, 1997 has been combined with Aris' statement of operations for the year ended December 31, 1997. In order to conform Barefoot's year end to Aris' year end, Barefoot's financial statements for the month of December 1997 are not included in the statements of operations or cash flows for 1997. Barefoot's net loss for December 1997 decreased retained earnings as of January 1, 1998.

        On June 30, 1998, the Company completed a merger with InTime Systems International, Inc. ("InTime"), a Delaware corporation having its principal offices in West Palm Beach, Florida. InTime, now a division of the Company, provides information technology and human resource management systems consulting services focusing primarily on Oracle and PeopleSoft technologies. The acquisition was accounted for as a pooling of interests, in which the Company issued 786,710 shares of Common Stock in exchange for all of the outstanding shares of InTime Common Stock and warrants to purchase 718,997 shares of Common Stock in exchange for all of the outstanding warrants to purchase shares of InTime Common Stock. Accordingly, all periods prior to June 30, 1998 included in the consolidated financial statements furnished herein have been restated to give effect to the merger.

        A reconciliation of amounts of revenue and earnings for the year ended December 31, 1997 and the three months ended March 31, 1998, previously reported by Aris to the combined amounts presented herein follows (in thousands):

                                                                Adjustment   Adjustment
For the year ended December 31, 1997:       Aris as reported     Barefoot       InTime         Combined
                                            ----------------    ----------   ----------        --------
Revenue                                           $55,131        $ 7,419        $13,736        $ 76,286
                                                  =======        =======        =======        ========
Net income                                        $ 5,345        $   410        $   564        $  6,319
                                                  =======        =======        =======        ========
  Adjustment(1)                                                                                    (420)
                                                                                               --------
      Consolidated net income                                                                  $  5,899
                                                                                               ========
For the three months ended March 31, 1998:
Revenue                                           $20,737                       $ 4,497        $ 25,234
                                                  =======                       =======        ========
Net income                                        $ 1,045                       $   355        $  1,400
                                                  =======                       =======        ========

(1) The adjustment to previously reported income in 1997 is to record deferred tax assets of InTime in the total amount of $420,000 which could be offset with future reversals of deferred tax liabilities of Aris upon the merger of InTime into Aris effective June 30, 1998.

3.      RESTRUCTURING AND OTHER EXPENSE

        In December 1998, the Company restructured its training operations to gain efficiency and profitability. As a result of the restructuring, the Company incurred expenses aggregating $2.2 million, including $873,000 for employee severance, $559,000 for equipment and asset abandonment, $593,000 for anticipated lease disposition costs and $160,000 associated with other aspects of the restructuring. At December 15, 1998, $1.3 million of the amount accrued was paid. The Company completed the restructuring and utilized all accrued costs by June 30, 1999.

        Additionally, in 1998, the Company settled a litigation claim and expensed $759,000. Management believes that a portion of the litigation settlement cost may be recovered from insurance proceeds.

        In August 1999, in a continuing effort to improve the profitability of its training division, Aris closed three unprofitable training centers located in New York, Minneapolis and Chicago. The estimated costs associated with the closing of these centers was approximately $6.6 million. A summary of the related costs and accrual activity is as follows (in thousands):

                                                                 REDUCTION IN
                                                    CONTRACT        CARRYING    OTHER
                                        EMPLOYEE    & LEASE         VALUE OF    RELATED
                                       SEVERANCE  TERMINATIONS      ASSETS       COSTS        TOTAL
                                       ---------  ------------   ------------   -------      -------
Initial Expense                          $ 175       $ 1,209       $ 4,497       $ 719       $ 6,600
Amounts utilized in 1999                  (175)         (313)       (4,497)       (719)       (5,704)
                                         -----       -------       -------       -----       -------
Accrual, December 31, 1999               $  --       $   896       $    --       $  --       $   896
                                         =====       =======       =======       =====       =======

        The remaining balance accrued for contract and lease terminations at December 31, 1999, represents estimated lease payments through July 2000, net of sublease income, and estimated brokers commissions and improvements deemed necessary to sublet the spaces. This remaining balance is expected to be utilized during 2000.

        In January 2000, Aris negotiated a lease termination for the Minneapolis location at a cost of $250,000. Additionally, subsequent to year end, the Company sublet the Chicago location through the remaining life of the lease.

4.      ACQUISITIONS

        Aris has embarked upon an acquisition program that included the acquisition of four companies during 1997, two companies during 1998 and one company in 1999, which have been accounted for by the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on management's estimates, arms-length negotiations with the sellers and in some cases, independent appraisals. The Common Stock issued as consideration in these acquisitions has been recorded at its estimated fair value at the date the acquisition was completed. The results of operations of the acquired companies have been included in consolidated results of operations of Aris from the date of the acquisitions. The following is a description of the terms of the various acquisitions:

1997

        On February 28, 1997, Aris acquired the stock of Oxford Computer Group Limited, now Aris (UK) Limited ("Aris (UK)"), a company that provides information technology consulting and training services with offices in Oxford, London and Birmingham in exchange for 280,000 shares of unregistered Common Stock.

        On October 1, 1997, Aris acquired the stock of Enterprise Computing Inc.(doing business as Buller, Owens and Associates ("Enterprise")), an information technology training company located in New York, New York, in exchange for 62,531 shares of unregistered Common Stock, warrants to purchase 20,844 shares of unregistered Common Stock and $1.6 million cash. In connection with the acquisition of Enterprise, Aris entered into a $500,000 earn-out agreement with the former shareholders based on attainment of certain future financial goals. During 1998 and 1999, Aris paid an aggregate of $255,000 and $240,000, respectively, pursuant to the earn-out agreement. These agreements terminated during 1999.

        On November 1, 1997, Aris acquired the stock of Agiliti, Inc. ("Agiliti"), an information technology training company located in Bloomington, Minnesota, in exchange for 50,941 shares of unregistered Common Stock.

        On November 1, 1997, Aris acquired the stock of Absolute!, Inc. ("Absolute!"), an information technology training company located in Dallas, Texas, in exchange for 40,909 shares of unregistered Common Stock and $100,000 cash. In connection with the acquisition of Absolute!, Aris entered into a $500,000 earn-out agreement with the former shareholder based on attainment of certain future financial goals. During 1998, Aris paid an aggregate of $250,000 pursuant to the earn-out agreement, of which $150,000 was exchanged for approximately 5,000 unregistered shares of Common Stock. This agreement terminated during 1998.

        A summary of assets acquired, liabilities assumed and purchase price paid for the 1997 acquisitions is as follows (in thousands):

                                               ARIS (UK)      ENTERPRISE        AGILITI       ABSOLUTE!
                                               ---------      ----------        -------       ---------
Consideration:
Cash ........................................   $    --         $ 1,560         $    --         $ 100
Value of Common Stock .......................     1,400           1,125             950           709
Value of warrants ...........................        --             187              --            --
Acquisition costs ...........................        96              --              15            --
                                                -------         -------         -------         -----
                                                $ 1,496         $ 2,872         $   965         $ 809
                                                =======         =======         =======         =====

        The cost allocated to the assets and liabilities at the date of the acquisition is as follows (in thousands):

                                               ARIS (UK)      ENTERPRISE        AGILITI       ABSOLUTE!
                                               ---------      ----------        -------       ---------
Cash ........................................   $     5         $    --         $    --         $  40
Accounts receivable .........................     1,140             365             493           297
Prepaid and other current assets ............       337              39              70             8
Goodwill ....................................     1,095           2,672           1,066           902
Property and equipment ......................     1,283             212             350            60
Notes payable ...............................        --              --            (930)          (76)
Accounts payable and accrued liabilities ....    (2,364)           (416)            (84)         (422)
                                                -------         -------         -------         -----
                                                $ 1,496         $ 2,872         $   965         $ 809
                                                =======         =======         =======         =====

1998

        On April 30, 1998, Aris, through Aris (UK), acquired all of the outstanding stock of MMT Computer Limited ("MMT"), an information technology consulting company located in Reading, England, in exchange for $2.5 million cash ((pound)1,500,000).

        On August 10, 1998, Aris, through Aris Software, Inc. ("ASI"), a wholly-owned subsidiary, acquired all of the assets of db-Centric, Inc. ("db-Centric"), a decision support systems administrative software company focusing on distributed data warehouse management in exchange for $1 million cash.

        A summary of the purchase price paid for the 1998 acquisitions is as follows (in thousands):

                                                               MMT       db-CENTRIC
                                                             -------     ----------
Consideration:
Cash .....................................................   $ 2,499       $1,000
Acquisition costs ........................................       152           --
                                                             -------       ------
                                                             $ 2,651       $1,000
                                                             =======       ======

        The cost allocated to the assets and liabilities at the date of the acquisition is as follows (in thousands):

                                                               MMT       db-CENTRIC
                                                             -------     ----------
Cash .....................................................   $     1       $   --
Accounts receivable ......................................       622           --
Prepaid and other current assets .........................     1,077           --
Goodwill .................................................     1,498        1,000
Property and equipment ...................................       200           --
Notes payable, accounts payable and accrued liabilities ..      (747)          --
                                                             -------       ------
                                                             $ 2,651       $1,000
                                                             =======       ======

1999

        On August 31, 1999, through Aris Interactive, Inc. ("AII"), Aris completed its acquisition of fine.com International Corp. ("fine.com"), in a merger in which the shareholders of fine.com received an aggregate of 1,470,574 shares of the Company's Common Stock, plus approximately $3.0 million cash, representing an aggregate value of $4.553 per outstanding share of fine.com Common Stock. The consideration for the outstanding shares was approximately $12.3 million plus related acquisition costs. In addition, outstanding options to purchase Common Stock of fine.com were converted to options to purchase Common Stock of Aris, and warrants to purchase the Common Stock of fine.com were converted into warrants to purchase the amount of Aris Common Stock and cash that would have been received at the effective time of the merger by a holder of the amount of fine.com Common Stock issuable upon exercise of the warrant.

        The acquisition was accounted for under the purchase method of accounting. Excess purchase price was allocated to identified intangible assets acquired which are amortized over varying lives by classification.

        A summary of the purchase price paid for this acquisition is as follows (in thousands):

Consideration:
Cash ............................................   $ 3,003
Value of Common Stock ...........................     9,260
Acquisition costs ...............................       313
                                                    -------
                                                    $12,576
                                                    =======

        The costs allocated to the assets and liabilities at the date of the acquisition is as follows (in thousands):

Cash .....................................................   $    581
Accounts receivable ......................................        924
Prepaid and other current assets .........................        398
                                                             --------
Intangible Assets:
     Goodwill ............................................      6,187
     Non-compete agreement ...............................      1,900
     Customer list .......................................      1,800
     Trained work force ..................................      1,100
     Leasehold valuation .................................        450
     Trade name ..........................................        200
                                                             --------
      Total intangibles ..................................     11,637
Property and equipment ...................................      1,076
Notes payable, accounts payable and accrued liabilities ..     (2,040)
                                                             --------
                                                             $ 12,576
                                                             ========


        PRO FORMA RESULTS

        The following unaudited pro forma summary presents the consolidated results of operations of Aris as if the entities (as described in Note 4) acquired in 1997, 1998 and 1999 had been acquired as of the beginning of the periods presented, including the impact of adjustments to amortize intangible assets acquired and record consolidated income tax expense at Aris' effective tax rate (in thousands, except per share data).

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                        1997(1)       1998(2)         1999(3)
                                       --------      ---------       ---------
Net revenues .......................   $ 94,555      $ 123,629       $ 122,840
Net income (loss) ..................   $  1,884      $  (5,847)      $  (4,044)
Basic earnings (loss) per share ....   $   0.17      $   (0.46)      $   (0.32)
Diluted earnings (loss) per share ..   $   0.16      $   (0.46)      $   (0.32)

(1) Adjusted to include the results of operations of Aris (UK), Enterprise, Agiliti and Absolute! prior to acquisition and the results of operations of MMT and db-Centric for the year ended December 31, 1997 and the results of operations for fine.com for the year ended January 31, 1998, including the impact of certain adjustments.

(2) Adjusted to include the results of operations of MMT and db-Centric prior to acquisition and the results of operations of fine.com for the year ended January 31, 1999, including the impact of certain adjustments.

(3) Adjusted to include the results of operations of fine.com prior to acquisition, including the impact of certain adjustments.

        The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the years presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

        Aris recorded expenses associated with acquisition of businesses during 1997, 1998 and 1999 (including mergers with Barefoot and InTime (see Note 2) during 1998) of $428,000, $5.7 million, and $383,000, respectively. In 1997 and 1999 such costs were primarily incurred in connection with the integration of business systems of acquired companies. In 1998, costs were primarily for investment banking and professional fees and expenditures to facilitate integration of business systems of acquired businesses with Aris following the mergers.

5.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

                                                                         DECEMBER 31,
                                                                         ------------
                                                                      1998           1999
                                                                    --------       --------
        Land and building .......................................   $  5,220       $  5,228
        Computer equipment ......................................      9,817         10,903
        Furniture and fixtures ..................................      2,869          2,769
        Software ................................................        582            780
        Leasehold improvements ..................................      2,857          2,976
        Other ...................................................        410            388
                                                                    --------       --------
                                                                      21,755         23,044
        Accumulated depreciation ................................     (5,680)        (8,211)
                                                                    --------       --------
                                                                     $16,075       $ 14,833
                                                                     =======       ========

6.      INTANGIBLE AND OTHER ASSETS

        Intangible and other assets consist of the following (in thousands):

                                                                         DECEMBER 31,
                                                                         ------------
                                                                      1998           1999
                                                                    --------       --------
        Goodwill ................................................   $ 11,205       $ 16,854
        Capitalized software costs ..............................      1,025             --
        Non-compete agreements ..................................        150          1,900
        Prepaids and other ......................................      2,770          1,736
                                                                    --------       --------
                                                                      15,150         20,490
        Accumulated amortization ................................     (1,940)        (2,354)
                                                                    --------       --------
                                                                      13,210         18,136
        Current portion .........................................     (2,359)        (5,095)
                                                                    --------       --------
            Noncurrent intangibles and other assets, net ........   $ 10,851       $ 13,041
                                                                     =======       ========

7.      INVESTMENTS

        Investments in marketable securities at December 31, 1998 consisted of investments in debt securities totaling $6.5 million. These investments were classified as available-for-sale and, accordingly, the excess of fair value over cost, net of tax, has been included as a separate component of accumulated other comprehensive income in shareholders' equity at December 31, 1998.

8.      INCOME TAXES

        Income tax expense consists of the following (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                             1997          1998          1999
                                                           -------       -------       -------
             Current: Federal ..........................   $ 3,023       $ 2,532       $ 1,245
                      State ............................       328           354           219
                      Foreign ..........................       370            98           499
                                                           -------       -------       -------
                                                             3,721         2,984         1,963
                                                           -------       -------       -------
             Deferred: Federal .........................        32          (372)         (536)
                       State ...........................       (52)          (55)          (79)
                       Foreign .........................       (12)           83           (25)
                                                           -------       -------       -------
                                                               (32)         (344)         (640)
                                                           -------       -------       -------
                  Total income tax expense .............   $ 3,689       $ 2,640       $ 1,323
                                                           =======       =======       =======

        Pretax income of Aris' foreign subsidiaries aggregated $1.1 million, $472,000 and $1.4 in 1997, 1998 and 1999, respectively. The principal reasons for the variation between income taxes at the statutory federal rate and that shown in the consolidated statements of income are as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                             1997          1998          1999
                                                           -------       -------       -------
        Statutory federal income tax rate ..............   $ 3,260       $ 1,374       $  (408)
        Goodwill .......................................        66           178         1,567
        Nondeductible acquisition costs ................        --           794            --
        State income taxes, net of federal income tax
        benefit.........................................       224           179           145
        Nondeductible meals and entertainment ..........        53            88           100
        Other ..........................................        86            27           (81)
                                                           -------       -------       -------
                                                           $ 3,689       $ 2,640       $ 1,323
                                                           =======       =======       =======

        Temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                            DECEMBER 31,
                                                                            ------------
                                                                          1998        1999
                                                                         -----       -------
        Adjustments to cash basis accounting for tax purposes ........   $(281)      $    --
        Depreciation and amortization ................................    (374)         (350)
        Intangible assets ............................................     (46)       (1,846)
                                                                         -----       -------
                 Deferred tax liabilities ............................    (701)       (2,196)
                                                                         -----       -------
        Bad debt allowance ...........................................     585           786
        Accrued vacation and bonuses .................................      68           116
        Net operating loss carry-forward .............................      86         1,133
        Other ........................................................      98            92
                                                                         -----       -------
                 Deferred tax assets .................................     837         2,127
                                                                         -----       -------
                                                                         $ 136       $   (69)
                                                                         =====       =======

9.      DEBT

        At December 31, 1999, Aris had a $10 million line of credit that was collateralized by substantially all of Aris' assets. All of this line was available at December 31, 1999. Borrowings against the line of credit bear interest at the lender's prime rate.

        Additionally, at December 31, 1999, Aris UK had a (pound)250,000, or approximately $400,000, overdraft facility collateralized by Aris UK's assets and a guarantee of (pound)220,000 or approximately $350,000 by Aris Corporation collateralizing all liabilities of Aris (UK). The balances under this facility at December 31, 1998 and 1999 were $0 and $219,000, respectively. Borrowings against the facility bear interest at the lender's base rate plus 3%, which was 8.5% at December 31, 1999.

10.     COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

        Aris rents office space under non-cancelable operating leases with initial terms in excess of one year. Future minimum rental commitments under operating leases for years ending December 31 are as follows (in thousands):

                    2000....................            $  3,502
                    2001....................               3,328
                    2002....................               3,016
                    2003.....................              2,178
                    2004.....................              1,895
                    Thereafter..............               6,309
                                                        --------
                                                        $ 20,228
                                                        ========

        Rent expense for 1997, 1998 and 1999 was $2.2 million, $3.9 million and $4.5 million, respectively.

LEGAL PROCEEDINGS

        Aris is involved in certain legal proceedings that have arisen in the normal course of business. Based on the advice of legal counsel, management does not anticipate that these matters will have a material effect on Aris' consolidated financial position, results of operations or cash flows.

11.     SHAREHOLDERS' EQUITY

        In June 1997, Aris completed an initial public offering of 2.3 million shares of Common Stock with net proceeds of approximately $31.2 million.

        The Company initiated on January 1, 1998, the 1998 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, employees may elect to set aside up to 10% of their gross compensation, up to a maximum of $25,000 per year, to purchase shares of Common Stock at a 15% discount to market price. Executive officers (other than the Chief Executive Officer) may participate in the ESPP on the same terms as eligible, non-executive employees.

12.     EARNINGS PER SHARE

        Basic earnings per share is calculated as income available to common shareholders divided by the weighted average number of shares of Common Stock outstanding during the periods. Diluted earnings per share is based on the weighted average number of shares of Common Stock and potential common shares outstanding during the periods, including options and warrants computed using the treasury stock method.

        The difference between the weighted-average number of common shares outstanding used to calculate basic earnings per share and the weighted-average number of common and potential common shares outstanding used to calculate diluted earnings per share is the incremental shares attributed to outstanding options and warrants to purchase Common Stock computed using the treasury stock method.

(In thousands)                                               YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                           1997        1998        1999
                                                          ------      ------      ------
Weighted-average number of common shares outstanding       9,803      11,115      11,605
Effect of dilutive securities:
  Warrants .........................................           3          68          --
  Options ..........................................         726         717          --
                                                          ------      ------      ------
                                                             729         785          --
                                                          ------      ------      ------
Weighted-average number of common and
Common equivalent shares outstanding ...............      10,532      11,900      11,605
                                                          ======      ======      ======

        Options to purchase certain shares of Common Stock were outstanding in 1997, 1998 and 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

        Dilutive securities include options and warrants on an as if converted basis. Potentially dilutive securities totaling 284,000 for the year ended December 31, 1999, were excluded from diluted loss per share because of their anti-dilutive effect.

13.     STOCK OPTIONS AND WARRANTS

        Prior to January 1995, Aris from time to time granted non-qualified stock options to key employees. These grants were not part of any formal plan.

        In January 1995, Aris adopted the Aris Corporation 1995 Stock Option Plan (the "1995 Plan") which provides for the granting of qualified or non-qualified stock options to employees, directors, officers and certain non-employees of Aris as determined by the Plan Administrator. Aris authorized 1,600,000 shares of its Common Stock for issuance under the 1995 Plan. The date of grant, option price, vesting period and other terms specific to options granted under the 1995 Plan are determined by the Plan Administrator. The option price for stock options granted is based on the fair market value of Aris' stock on the date of grant. Options granted under the 1995 Plan expire seven years from the date of grant and vest over periods of up to four years. Aris ended grants under the 1995 Plan in March 1997.

        In March 1997, Aris adopted the Aris Corporation 1997 Stock Option Plan (the "1997 Plan") which provides for the granting of qualified or non-qualified stock options to employees, directors, officers and non-employee directors of Aris as determined by the Plan Administrator. Aris authorized 2,000,000 shares of its Common Stock for issuance under the 1997 Plan, subject to certain adjustments, reduced by the number of shares that have been granted and have not subsequently become available for grant under the 1995 Plan. The 1997 Plan provides for automatic, non-discretionary grants of 5,000 non-qualified stock options to non-employee directors for each year of service. For all other grants under the 1997 Plan, the date of grant, option price, vesting period and other terms specific to options granted under the 1997 Plan are to be determined by the Plan Administrator. The option price for stock options granted is based on the fair market value of Aris' stock on the date of grant. Options granted under the 1997 Plan expire ten years from the date of grant and vest over periods of up to four years. On April 28, 1998, the shareholders of the Company approved an increase in the number of shares of Common Stock available for issuance under the 1997 Plan to 2,000,000 shares and subsequently, on May 24, 1999, the shareholders of the Company approved a further increase to 2,225,000 shares.

        In connection with the acquisition of Enterprise in 1997 (as discussed in Note 4), Aris issued warrants to purchase 20,844 shares of Common Stock with an exercise price of $23.988 and a fair value of $8.95. Additionally, during 1997 Aris issued warrants to purchase 4,000 shares of Common Stock with an exercise price of $10.00 to certain Aris consultants.

        In connection with the acquisition of InTime (as discussed in Note 2), Aris issued warrants to purchase 718,997 shares of Common Stock as consideration to the former holders of warrants of InTime. The warrants commenced trading on the Nasdaq National Market on July 16, 1998. Each warrant entitled the holder to purchase one share of the Company's Common Stock at an exercise price of $22.98 with an expiration date of February 15, 2000.

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

        In connection with the acquisition of fine.com (as discussed in Note 4), Aris issued 110,883 warrants to purchase the number of shares of Aris Common Stock and cash received for each outstanding share of fine.com Common Stock exchanged in the merger. The warrants expire on August 11, 2002.

        A summary of the activity for non-qualified stock options granted prior to 1995, the 1995 Plan, and the 1997 Plan is presented below:

                                                 1997                   1998                    1999
                                        --------------------   ----------------------   ----------------------
                                                     WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                     AVERAGE                  AVERAGE                  AVERAGE
                                        EXERCISE     EXERCISE                 EXERCISE                 EXERCISE
                                         SHARES       PRICE     SHARES         PRICE      SHARES        PRICE
                                        -------      -------   ---------      -------   ---------      -------
Outstanding at beginning of year ..     354,000      $  2.12   1,452,000      $  9.63   1,918,000      $  9.94
Granted ...........................   1,259,000      $ 11.34   1,822,000      $ 18.91   1,401,000      $  6.36
Exercised .........................     (47,000)     $  1.47    (147,000)     $  4.42    (155,000)     $  2.29
Forfeited .........................    (114,000)     $  8.22  (1,209,000)     $ 23.79    (728,000)     $ 10.82
                                        -------                ---------                ---------
Outstanding at end of year ........   1,452,000      $  9.65   1,918,000      $  9.94   2,436,000      $  8.31
                                      =========                =========                =========
Options exercisable at year-end ...     162,000      $  1.10     394,000      $  8.72     571,000      $  9.27
                                      =========                =========                =========

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                               1997        1998        1999
                                                             ---------   ---------   --------
Weighted-average fair value of options granted with
exercise prices less than the market value of the stock
at the date of grant                                         $   --      $   --      $   4.20

Weighted-average fair value of options granted with
exercise prices equal to the market value of the stock
at the date of grant                                         $11.34      $19.65      $   4.37

Weighted-average fair value of options granted with
exercise prices greater than the market value of the
stock at the date of grant                                   $   --      $   --      $   0.11

Weighted-average exercise price of options granted with
exercise prices less than the market value of the stock
at the date of grant                                         $   --      $   --      $   3.71

Weighted-average exercise price of options granted with
exercise prices equal to the market value of the stock
at the date of grant                                         $1.34       $18.91      $   7.27

Weighted-average exercise price of options granted with
exercise prices greater than the market value of the
stock at the date of grant                                   $   --      $   --      $   9.00

        The following table summarizes information about stock options outstanding at December 31, 1999:

                                    OPTIONS OUTSTANDING                 OPTIONS  EXERCISABLE
                         -----------------------------------------    ------------------------
                                          OUTSTANDING
                                           WEIGHTED-
           RANGE                            AVERAGE       WEIGHTED-                   WEIGHTED-
             OF                             REMAINING     AVERAGE                     AVERAGE
          EXERCISE          NUMBER         CONTRACTUAL    EXERCISE      NUMBER        EXERCISE
           PRICES        OUTSTANDING           LIFE         PRICE     EXERCISABLE       PRICE
      ---------------    -----------       -----------    --------    -----------     --------
      $ 0.19 - $ 5.41     1,167,000            7.29         $ 4.83      237,000         $ 3.74
      $ 5.42 - $ 9.75       914,000            7.38         $ 9.27      212,000         $ 9.47
      $ 9.76 - $31.38       355,000            7.22         $17.30      122,000         $19.72

        Aris applies APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock options issued to employees. Had compensation cost for the options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, Aris' net income and net income per share would have been as follows (in thousands, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                     1997         1998          1999
                                                   -------      -------       --------
Net income (loss) as reported....................  $ 5,899      $ 1,400       $ (2,523)
Net income (loss) pro forma......................  $ 5,615      $  (694)      $ (3,480)
Basic earnings (loss) per share as reported......  $  0.60      $  0.13       $  (0.22)
Diluted earnings (loss) per share as reported....  $  0.56      $  0.12       $  (0.22)
Basic earnings (loss) per share pro forma........  $  0.57      $ (0.06)      $  (0.30)
Diluted earnings (loss) per share pro forma......  $  0.53      $ (0.06)      $  (0.30)

        The fair value of each stock option granted in 1997, 1998 and 1999 was estimated on the date of grant using the Black-Scholes single option method. The following weighted-average assumptions were used for grants in 1997, 1998 and 1999:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                             1997             1998               1999
                                          ----------       ----------         ----------
Assumptions:
Risk free interest rate...........             6.75%            4.54%              5.67%
Expected holding period...........        4.75 years       4.75 years         4.75 years
Dividend yield....................                0%               0%                 0%
Expected volatility................            59.0%            94.0%              68.2%

14.     PROFIT SHARING PLAN

        Aris maintains a qualified defined contribution profit sharing 401(k) plan which covers full time employees with at least one month of service. There were no employer contributions to the plan for 1997. In 1998, the Company instituted a 401(k) matching contribution program whereby the Company matched each employees' contribution on a dollar-for-dollar basis up to $800 per participating employee. During 1998 and 1999, the Company contributed $256,000 and $248,000, respectively, to the 401(k) plan.

15.     RELATED PARTY TRANSACTIONS

        In the first quarter of 1999, the Company invested $300,000 in a company in which an officer of the investee is also a member of Aris' Board of Directors. This investment is accounted for on the cost method, and is included in Intangibles and Other Assets on the Company's consolidated balance sheet at December 31, 1999. The Company also purchased $100,000 of equipment from the investee in 1999.

        In the third quarter of 1999, the Company recorded approximately $32,000 of non-cash compensation expense related to the accelerated vesting of stock options upon the resignation of a certain executive, who is also a relative of an officer of the Company.

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

        Aris paid interest of $194,000, $49,000 and $93,000 during 1997, 1998 and 1999, respectively. Aris paid $3,375,000, $3,045,000 and $1,948,000 in income taxes during 1997, 1998 and 1999, respectively.

        As more fully described in Note 2, Aris merged with Barefoot and InTime in transactions accounted for as poolings of interest. As more fully described in Note 4, Aris has acquired seven companies in transactions accounted for as purchases during the years ended December 31, 1997, 1998 and 1999.

17.     OPERATING BUSINESS GROUPS

        The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the chief operating decision maker, as defined by SFAS No. 131. Aris is engaged in three distinct businesses consisting of database and internet consulting services, information technology training and software sales. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Segment operating results are measured based on income (loss) before income taxes. Total revenue by segment represents sales to unaffiliated customers. Inter-segment sales are not material. Assets are those used in the operations of each industry segment. Corporate assets are not allocated to segments and primarily consist of cash, investments, certain prepaid expenses and certain property and equipment.

        Summarized financial information by business group for 1997, 1998 and 1999 is as follows (in thousands):

                            CONSULTING   TRAINING    SOFTWARE
                              GROUP        GROUP       GROUP       CORPORATE       TOTAL
                            ----------   --------    ---------     ---------      -------
1997:
Revenues, net ............   $42,731      $28,896      $4,659      $     --       $76,286
Income (loss) before
  income taxes ...........   $12,824      $ 3,607      $  836      $ (7,679)      $ 9,588
Assets ...................   $10,453      $18,584      $2,581      $ 28,933       $60,551
Depreciation and
  Amortization ...........   $   173      $ 1,401      $  435      $    445       $ 2,454
Restructuring and other
  expenses ...............   $    --      $    --      $   --      $     --       $    --
Capital expenditures .....   $   401      $ 1,600      $  137      $    518       $ 2,656

                            CONSULTING   TRAINING    SOFTWARE
                              GROUP        GROUP       GROUP       CORPORATE       TOTAL
                            ----------   --------    ---------     ---------      -------
1998:
Revenues, net ............   $64,036      $ 40,398       $11,460      $    --      $ 115,894
Income (loss) before
  income taxes ...........   $ 2,712      $ (5,641)      $ 6,545      $   424      $   4,040
Assets ...................   $20,701      $ 21,087       $ 4,093      $23,600      $  69,481
Depreciation and
  Amortization ...........   $   702      $  2,402       $   432      $   352      $   3,888
Restructuring and other
  expenses ...............   $    --      $  2,641       $    --      $    --      $   2,641
Capital expenditures .....   $ 2,564      $  3,352       $   131      $ 5,653      $  11,700
1999:
Revenues, net ............   $74,620      $ 34,774       $ 8,579      $    --      $ 117,973
Income (loss) before
  income taxes ...........   $ 6,571      $(10,115)      $ 2,241      $   103      $  (1,200)
Assets ...................   $36,894      $ 12,446       $ 4,646      $20,596      $  74,582
Depreciation and
  Amortization ...........   $ 1,885      $  2,124       $   445      $   722      $   5,176
Restructuring and other
  expenses ...............   $    --      $  6,600       $    --      $    --      $   6,600
Capital expenditures .....   $   505      $  1,246       $   109      $   634      $   1,948


18.     GEOGRAPHIC SEGMENT INFORMATION

        Major operations outside the United States include Aris (UK) which was purchased by Aris in 1997. Substantially all of Aris (UK)'s business relates to sales in Europe, including the United Kingdom. Certain information regarding geographic operations is presented in the table below (in thousands). Intercompany sales between Aris (UK) and Aris are not material.

                                                   AS OF AND FOR THE
                                                YEAR ENDED DECEMBER 31,
                                                 1997          1998          1999
                                               --------      --------      -------
Revenues, net:
  United States ............................   $ 59,604      $ 90,479      $ 86,820
  Europe ...................................     16,682        25,415        31,153
                                               --------      --------      --------
                                                $76,286      $115,894      $117,973
                                               ========      ========      ========
Long-lived assets:
  United States ............................   $ 11,519      $ 20,766      $ 21,953
  Europe ...................................      3,803         6,160         5,367
                                               --------      --------      --------
                                               $ 15,322      $ 26,926      $ 27,320
                                               ========      ========      ========

                                ARIS CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Aris Corporation


        In our opinion, based on our audits and the report of other auditors, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Aris Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Barefoot Computer Training Limited, which statements reflect total revenues of $7,419,000 for the year ended December 31, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Barefoot Computer Training Limited, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Seattle, Washington
January 28, 2000

                                ARIS CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Barefoot Computer Training Limited


        In our opinion, the balance sheet and the related statements of income, of cash flows and of changes in shareholders' equity of Barefoot Computer Training Limited (not presented separately herein) present fairly, in all material respects, the financial position of Barefoot Computer Training Limited at 30 November, 1997 and 1996 and the results of its operations and its cash flows for each of the three years ended 30 November 1997, in conformity with accounting principles generally accepted in the United States, all expressed in British Pound Sterling. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.



/s/ BDO STOY HAYWARD

BDO Stoy Hayward
Chartered Accountants
London, England
April 23, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

        Part III is incorporated herein by reference from the Company's definitive proxy statement issued in connection with the Company's 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 1999 fiscal year. Certain information regarding the executive officers of the Company is set forth in the 1999 definitive proxy statement.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (a)    Documents filed as part of this Report:

               (1) Financial Statements - all consolidated financial statements of the Company as set forth under Item 8 of this Report.

               (2) Financial statement schedule - Schedule II - Valuation and Qualifying Accounts for the three years in the period ended December 31, 1999 - see Exhibit 99.1

                      All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

       (b) Reports on Form 8-K: A current report on Form 8-K was filed with the Securities and Exchange Commission on September 14, 1999, for the purpose of reporting the acquisition of fine.com International Corp.

       (c)           Exhibits - see index on page 60 of this Report.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



    SCHEDULE
    ---------

Schedule II        Valuation and Qualifying Accounts                Exhibit 99.1

                                INDEX TO EXHIBITS


 Exhibit
   No.   Description
 ------- ----------------------------------------------------------------------------
   2.1   Amended and Restated Agreement and Plan of Merger dated August 5,      (A)
         1999 among the Company, fine.com International Corp., Aris
         Interactive, Inc., Daniel M. Fine, Frank Hadam and Herbert L. Fine
         (Exhibit 2.1)

   3.1   Amended and Restated Articles of Incorporation. (Exhibit 3.1)          (B)

   3.2   Amended and Restated Bylaws. (Exhibit 3.2)                             (B)

   4.1   Articles IV and V of the Amended and Restated Articles. (Exhibit 4.1)  (B)

   4.2   Articles II, IV, VI, VII, IX, X and XI of the Amended and Restated     (B)
         Bylaws. (Exhibit 4.2)

  10.1   Applied Relational Information Systems, Inc. 1995 Stock Option         (B)
         Plan. (Exhibit 10.1) +

  10.2   Aris Corporation 1997 Stock Option Plan. (Exhibit 10.2) +              (B)

  10.3   Aris Corporation 1998 Employee Stock Purchase Plan. (Exhibit 99.1) +   (C)

  10.4   Amendment Dated April 15, 1999 to Aris Corporation 1997 Stock          (D)
         Option Plan. (Exhibit 4.1) +

  10.5   Amendment Dated April 15, 1999 to Aris Corporation                     (E)
         1998 Employee Stock Purchase Plan. (Exhibit 4.1) +

  10.6   Employment Agreement dated July 22, 1992 between the Company and       (B)
         Kendall W. Kunz. (Exhibit 10.4) +

  10.7   Form of Indemnification Agreement for Directors and Officers           (F)

  10.8   Summary of Insurance held by the Company prepared by Acordia           (B)
         Northwest, Inc. on March 10, 1997. (Exhibit 10.8)

  10.9   Credit Agreement between the Company and U.S. Bank of Washington,      (B)
         National Association, dated March 14, 1997. (Exhibit 10.9)


 Exhibit
   No.   Description
 ------- ----------------------------------------------------------------------------
 10.10   Registration Rights Agreement dated as of February 28, 1997 by and     (B)
         between the Company and certain holders of Common Stock. (Exhibit
         10.10)

 10.11   Registration Rights Agreement dated as of February 28, 1997 by and     (B)
         between the Company and Charles Henderson Cunningham. (Exhibit
         10.11)

 10.12  Sun Microsystems Educational Services U.S. Strategic Alliance          (B)
         Agreement by and between SunService, a division of Sun
         Microsystems Inc. and the Company. (Exhibit 10.36)

 10.13   Microsoft vendor contracts (Exhibit 10.37)                             (B)

 10.14   Oracle vendor contracts (Exhibit 10.38)                                (B)

 *21.1   List of the Company's Subsidiaries.

 *23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants.

 *23.2   Consent of BDO Stoy Hayward, Chartered Accountants.

**24.1 Power of Attorney (Included in the signature page to this Registration Statement).

* 27.1   Financial Data Schedule

* 99.1   Schedule II -- Valuation and Qualifying Accounts and Reserves.

+     Management contract or compensatory plan

*     Included herewith

**    See signature page.

(A) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-4 dated August 5, 1999 (SEC File number 333-84595)

(B) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, registration number 333-25409.

(C) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-8 filed with the SEC on November 25, 1997, registration number 333-40921.

(D) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-8 filed with the SEC on December 30, 1999, registration statement number 333-93831.

(E) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-8 filed with the SEC on December 30, 1999, registration statement number 333-93829.

(F) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ARIS CORPORATION



                                     By:  /s/ PAUL Y. SONG
                                         -------------------------------------
                                                     Paul Y. Song
                                                Chairman of the Board,
                                         Chief Executive Officer and President


                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Paul Y. Song and Timothy J. Carroll, or either of them, such person's true and lawful attorneys-in-fact and agents, with full power of substitution, and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as such person might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 17th day of March, 2000.

           SIGNATURE                                       TITLE
           ---------                                       -----
       /s/ Paul Y. Song             Chairman of the Board, Chief Executive Officer and
--------------------------------    President (Principal Executive Officer)
        Paul Y. Song


    /s/ TIMOTHY J. CARROLL          Vice President, Finance, Chief Financial Officer
--------------------------------    and Secretary
     Timothy J. Carroll             (Principal Financial and Accounting Officer)


      /s/ Kendall W. Kunz           Senior Vice President of Worldwide Consulting and
--------------------------------    Director
      Kendall W. Kunz


     /s/ Bruce R. Kennedy           Director
--------------------------------
      Bruce R. Kennedy


    /s/ Kenneth A. Williams         Director
--------------------------------
    Kenneth A. Williams


      /s/ Barry L. Rowan            Director
--------------------------------
       Barry L. Rowan