Form 10-Q
period 2000-03-31
ARIS CORP/
filed 2000-05-15
CIK 1037186

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 2000

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
 (State or other jurisdiction of incorporation or      (I.R.S. Employer Identification
                  organization)                                    Number)


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

        The number of shares outstanding of the registrant's common stock as of May 1, 2000 was 12,859,304.

--------------------------------------------------------------------------------

                                ARIS CORPORATION
                                    FORM 10-Q


INDEX                                                                       PAGE

PART I.      FINANCIAL INFORMATION

Item 1                  Financial Statements

                        a)  Condensed Consolidated Balance
                            Sheets as of March 31, 2000 and
                            December 31, 1999                                3

                        b)  Condensed Consolidated Statements of
                            Operations for the Quarters Ended
                            March 31, 2000 and 1999                          4

                        c)  Condensed Consolidated Statements of
                            Cash Flows for the Quarters Ended
                            March 31, 2000 and 1999                          5

                        d)  Condensed Consolidated Statement of
                            Changes in Shareholders' Equity as
                            of March 31, 2000                                6

                        e)  Notes to Condensed Consolidated
                            Financial Statements                            6-8

Item 2                  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                          9-14

Item 3                  Qualitative and Quantitative Disclosures
                        About Market Risk                                    14

PART II.     OTHER INFORMATION

Item 1                  Legal Proceedings                                    15

Item 2                  Changes in Securities                                15

Item 3                  Defaults Upon Senior Securities                      15

Item 4                  Submission of Matters to a Vote of                   15
                        Security Holders

Item 5                  Other Information                                    15

Item 6                  Exhibits and Reports on Form 8-K                     15

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

ARIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
--------------------------------------------------------------------------------

                                                             MARCH 31,       DECEMBER 31,
                                                               2000             1999
                                                            -----------      -----------
                        Assets                              (unaudited)
Current assets:
       Cash and cash equivalents                             $  8,564         $ 10,500
       Accounts receivable, net of allowance for
          doubtful accounts of $3,031 and $2,497               26,976           27,600
       Other current assets                                     9,841            8,608
                                                             --------         --------
          Total current assets                                 45,381           46,708
Property and equipment, net                                    13,249           14,833
Intangible and other assets, net                               10,165           13,041
                                                             --------         --------
          Total assets                                       $ 68,795         $ 74,582
                                                             ========         ========

          Liabilities and Shareholders' Equity

Current liabilities:
       Accounts payable                                      $  2,711         $  3,056
       Accrued liabilities                                      7,256            8,480
       Deferred revenue                                         3,536            2,366
                                                             --------         --------
          Total current liabilities                            13,503           13,902
                                                             --------         --------
Deferred income taxes                                             330              546
                                                             --------         --------

Commitments and contingencies
Shareholders' equity:
       Preferred stock, 5,000,000 shares authorized,
          none issued and outstanding                              --               --
       Common stock, no par value; 100,000,000 shares
          authorized; 12,857,484 issued and outstanding            --               --
       Additional paid-in-capital                              56,322           54,904
       Retained (deficit) earnings                             (1,073)           5,433
       Accumulated other comprehensive income (loss)             (287)            (203)
                                                             --------         --------
          Total shareholders' equity                           54,962           60,134
                                                             --------         --------
          Total liabilities and shareholders' equity         $ 68,795         $ 74,582
                                                             ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.
--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)  (Unaudited)
--------------------------------------------------------------------------------

                                                              FOR THE QUARTER ENDED
                                                           --------------------------
                                                           MARCH 31,        MARCH 31,
                                                             2000             1999
                                                           --------         --------
Revenue, net:
  Consulting ......................................        $ 15,495         $ 17,932
  Training ........................................           7,481            9,864
  Software ........................................           1,801            2,424
                                                           --------         --------
     Total revenue ................................          24,777           30,220
Cost of revenue ...................................          14,568           14,845
                                                           --------         --------
     Gross profit .................................          10,209           15,375
Selling, general and administrative expenses ......          14,207           12,790
Reorganization costs ..............................           4,000               --
Amortization of intangible assets .................             995              178
                                                           --------         --------
     Income (loss) from operations ................          (8,993)           2,407
Other income, net .................................             203              166
                                                           --------         --------
     Income (loss) before income tax ..............          (8,790)           2,573
Income tax expense (benefit) ......................          (2,284)             980
                                                           --------         --------
Net income (loss) .................................        $ (6,506)        $  1,593
                                                           ========         ========
Basic earnings (loss) per share ...................        $  (0.51)        $   0.14
                                                           ========         ========
Weighted average number of common shares - Basic ..          12,780           11,227
                                                           ========         ========
Diluted earnings (loss) per share .................        $ ( 0.51)        $   0.14
                                                           ========         ========
Weighted average number of common and common
     potential shares - Diluted ...................          12,780           11,750
                                                           ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.
--------------------------------------------------------------------------------

ARIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)   (Unaudited)
--------------------------------------------------------------------------------

                                                                  FOR THE QUARTER ENDED
                                                                --------------------------
                                                                MARCH 31,        MARCH 31,
                                                                  2000             1999
                                                                --------         --------
Net cash (used in) provided by operating activities ....        $ (2,761)        $    291
                                                                --------         --------

Cash flows from investing activities:
   Sales of investments in marketable securities .......              --            4,506
   Purchases of property and equipment .................            (509)            (473)
                                                                --------         --------
   Net cash (used in) provided by investing activities .            (509)           4,033
                                                                --------         --------

Cash flows from financing activities:
   Repurchase of Common Stock ..........................              --           (3,073)
   Proceeds from issuance of Common Stock ..............             457               --
   Proceeds from exercise of stock options .............             695              125
   Tax benefit of stock options exercised ..............             266               27
                                                                --------         --------
   Net cash provided by (used in) financing activities .           1,418           (2,921)
                                                                --------         --------

Net (decrease) increase in cash ........................          (1,852)           1,403
Effect of exchange rate changes on cash and cash
       equivalents .....................................             (84)            (214)
Cash and cash equivalents at beginning of period .......          10,500            5,225
                                                                ========         ========
Cash and cash equivalents at end of period .............        $  8,564         $  6,414
                                                                ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.
--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except for share data) (Unaudited)
--------------------------------------------------------------------------------

                                           COMMON STOCK
                                        --------------------                             ACCUMULATED
                                                                                            OTHER
                                                              ADDITIONAL     RETAINED   COMPREHENSIVE       TOTAL
                                         SHARES                 PAID-IN     (DEFICIT)      INCOME       SHAREHOLDERS'
                                         ISSUED     AMOUNT      CAPITAL      EARNINGS      (LOSS)          EQUITY
                                        ----------  --------  ------------  ----------- -------------  --------------
Balance at December 31, 1999            12,646,000  $   --      $ 54,904      $ 5,433      $ ( 203)       $ 60,134
Shares issued under employee stock
  purchase plan                            146,000                   695                                       695
Stock options exercised                     65,000                   457                                       457
Tax benefit related to stock option                                  266                                       266
  exercises
Comprehensive income (loss):
    Net income                                                                 (6,506)
    Other comprehensive income (loss),
      net of tax:
    Foreign currency translation
      adjustments                                                                              (84)
          Comprehensive income (loss)                                                                       (6,590)
                                        ==========  ========  ============  =========== =============  ==============
Balance at March 31, 2000               12,857,000  $   --      $ 56,322      $ (1,073)    $  (287)       $ 54,962
                                        ==========  ========  ============  =========== =============  ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.


ARIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal, recurring adjustments which are necessary to state fairly the condensed consolidated balance sheets, and condensed consolidated statements of operations, of cash flows and of changes in shareholders' equity of Aris Corporation ("Aris" or the "Company") as of and for the periods indicated. Aris presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year.

2. Basic earnings per share is calculated as income available to common shareholders divided by the weighted average number of Common Stock outstanding during the periods. Diluted earnings per share is based on the weighted average number of shares of Common Stock and potential common stock outstanding during the periods, including options and warrants computed using the treasury stock method.

    The difference between the weighted average number of common shares outstanding used to calculate basic earnings per share and the weighted average number of common and common potential shares outstanding used to calculate diluted earnings per share is the incremental shares attributed to outstanding options and warrants to purchase Common Stock computed using the treasury stock method:

                                                For the Quarter Ended March 31,
                                                -------------------------------
                                                    2000              1999
                                                -----------        ------------
        Weighted average number of common
              shares outstanding                 12,780,000        11,227,000
        Effect of dilutive options                       --           523,000
                                                 ----------        ----------
        Weighted average number of common
              and potential common shares
              outstanding                        12,780,000        11,750,000
                                                 ==========        ==========

    Dilutive securities include options and warrants on an as if converted basis. Potentially dilutive securities totaling 601,000 for the quarter ended March 31, 2000, were excluded from diluted loss per share because of their anti-dilutive effect.

3. Aris is engaged in three distinct businesses consisting of information technology consulting services, information technology training and software sales. Total net revenue by segment represents sales to unaffiliated customers. Inter-segment sales have been eliminated. Income (loss) from operations is used to measure the results of the operating segments. Summarized financial information by business group for the quarters ended March 31, 2000 and 1999 follows:

                                    CONSULTING           TRAINING            SOFTWARE
                                      GROUP                GROUP               GROUP             CORPORATE            TOTAL
                                  ------------         ------------         ------------        -----------       -------------
Quarter ended
March 31, 2000:

     Net Revenue                  $ 15,495,000         $  7,481,000         $  1,801,000         $      --        $ 24,777,000

     Reorganization costs         $         --         $ (4,000,000)        $         --         $      --        $ (4,000,000)

     Income (loss) from
     operations                   $ (3,004,000)        $ (5,235,000)        $     63,000         $(817,000)       $ (8,993,000)

Quarter ended
March 31,1999:

     Net Revenue                  $ 17,932,000         $  9,864,000         $  2,424,000         $      --        $ 30,220,000

     Reorganization costs         $         --         $         --         $         --         $      --        $         --

     Income (loss) from
     operations                   $  2,224,000         $   (569,000)        $    788,000         $ (36,000)       $  2,407,000

4. In August 1999, in a continuing effort to improve the profitability of its training division, Aris closed three unprofitable training centers located in New York, Minneapolis and Chicago. The estimated costs associated with the closing of these centers was approximately $6.6 million. A summary of the related costs and accrual activity is as follows (in thousands):

                                                  CONTRACT &      REDUCTION IN
                                 EMPLOYEE           LEASE           CARRYING           OTHER
                                 SEVERANCE       TERMINATIONS    VALUE OF ASSETS    RELATED COSTS         TOTAL
                                 ----------      ------------    ---------------    -------------        --------
Initial Expense                  $   175           $ 1,209           $ 4,497           $   719           $ 6,600
Amounts utilized in 1999            (175)             (313)           (4,497)             (719)           (5,704)
                                 -------           -------           -------           -------           -------
Accrual, December 31, 1999            --               896                --                --               896
Amounts utilized in 2000              --              (456)               --                --              (456)
                                 -------           -------           -------           -------           -------
Accrual, March 31, 2000          $    --           $   440           $    --           $    --           $   440
                                 =======           =======           =======           =======           =======

    The remaining balance accrued for contract and lease terminations at March 31, 2000, represents estimated lease payments, net of sublease income, and estimated brokers commissions. This remaining balance is expected to be utilized during 2000.

5. In March 2000, the Company announced the closure and divestiture of its U.S. training operations. The operations in Denver, Dallas and Washington, DC will be closed or sold during the second quarter of 2000. The operations of the Bellevue and Portland centers were sold to former members of the Company's management team on May 1, 2000. Aris estimates the net costs of this action will be approximately $4.0 million. Actual costs of sale and closure may vary from Aris' estimates. A summary of the estimated related costs and accrual activity is as follows (in thousands):

                                              CONTRACT &      REDUCTION IN
                               EMPLOYEE         LEASE            CARRYING           OTHER
                               SEVERANCE     TERMINATIONS    VALUE OF ASSETS     RELATED COSTS       TOTAL
                               ---------     ------------    ---------------     -------------      --------
Initial Expense                $   413          $   894          $ 2,639           $    54          $ 4,000
Amounts utilized in 2000            --               --           (2,639)               --           (2,639)
                               -------          -------          -------           -------          -------
Accrual, March 31, 2000        $   413          $   894          $    --           $    54          $ 1,361
                               =======          =======          =======           =======          =======


6. In April 2000, the Company entered into a master services agreement to provide $6.0 million of eBusiness consulting services to General Electric Company ("GE") over a period of 12 months. If GE fails to meet its obligation to purchase such services by June 30, 2001, GE agrees to pay the Company the difference between the $6.0 million and the total of the amount paid for actual services provided during such period. In conjunction with GE's commitment to the aforementioned services, the Company granted GE warrants to purchase 150,000 shares of the Company's Common Stock at a purchase price of $6.4375 per share. The warrants vest immediately upon issuance and expire on April 20, 2003. The fair value of these warrants will result in a non-cash charge of approximately $523,000 which will be reflected as a reduction of revenues over the period services are provided.

7. In April 2000, the shareholders of Aris approved the adoption of the 2000 Stock Option Plan (the "2000 Plan") which provides for the granting of qualified or non-qualified stock options to employees, directors, officers, certain non-employee advisors and consultants and non-employee directors of Aris. The Compensation Committee of the Board of Directors (the "Committee"), whose members are independent, non-employee directors of the Company, will administer the 2000 Plan. The plan authorizes 2,500,000 shares of Aris' Common Stock for issuance under the terms of the 2000 Plan. The date of grant, option price, vesting period and other terms specific to options granted under the 2000 Plan are to be determined by the Plan Administrator. Options granted under the 2000 Plan expire 10 years from date of grant. The 2000 Plan will, for any new grants, replace the Aris 1997 Stock Option Plan.

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

        Training revenue is derived primarily from fees charged to corporate clients for employee training, fees charged to individual students for open enrollment classes, fees from curriculum and custom courseware development for corporate clients and vendors such as Microsoft, fees derived from the licensing of proprietary courseware to third parties, and fees from performance improvement consulting and other consulting-based education services. Training is provided at client facilities, at Aris' training centers, and over the Internet or corporate intranets. In its open enrollment classes, the Company seeks to fill each available seat in each scheduled class. The Company continuously monitors this fill rate and may cancel or reschedule classes that are under-enrolled. The Company has announced the divestiture of its U.S. training operations, but continues to operate its training operations based in the UK and Germany.

        The Company derives software revenue from the sale of its proprietary software products, Aris DFRAG, TAMS, TAMS/O, Noetix Web Query and the NoetixViews suite of products, and from maintenance and support contracts with clients who purchase the software products. We recognize revenue earned under software license agreements when persuasive evidence of a contract exists, software has been delivered and accepted, the fee is fixed or determinable and collectability is probable. We defer revenue for maintenance and support and amortized over the support period, generally 12 months.

        This commentary should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a full understanding of the Company's financial condition and results of operations.

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


SIGNIFICANT EVENTS

        During the third quarter of 1999 Aris closed three unprofitable training centers located in New York, Minneapolis and Chicago. The estimated costs associated with the closing of these centers was approximately $6.6 million. All but $896,000 was utilized during 1999. The remaining balance accrued for contract and lease terminations at March 31, 2000 was approximately $440,000 and is anticipated to be substantially utilized during 2000.

        In March 2000, the Company announced the closing and divestiture of its U.S. training operations. The operations in Denver, CO, Dallas, TX and Washington, DC will be closed or sold during the second quarter of 2000. The operations of the Bellevue, WA and Portland, OR centers were sold to former members of the Company's management team on May 1, 2000. The Company estimates approximately 140 employees will be terminated related to this event. Aris estimates the net costs of this divestiture will be approximately $4.0 million, including payments of $413,000 in employee severance expenses, $894,000 in lease and contract termination costs, and reductions in the carrying value of assets of $5.0 million, comprised of a write off of $2.4 million in goodwill and $2.6 million of fixed assets, net of estimated proceeds related to the sale of certain operations. The net cost of closure was charged to expense in the quarter ending March 31, 2000. Revenue from these centers was $14.7 million or 12.5% of total revenues for the year ended December 31, 1999 and $3.7 million or 15% of total revenues for the quarter ended March 31, 2000. Management estimates annual cost savings to be $1.4 million for 2000.

        In April 2000, the Company entered into a master services agreement to provide $6.0 million of eBusiness consulting services to General Electric Company ("GE") over a period of 12 months. If GE fails to meet its obligation to purchase such services by June 30, 2001, GE agrees to pay the Company the difference between the $6.0 million and the total of the amount paid for actual services provided during such period. In conjunction with GE's commitment to the aforementioned services, the Company granted GE warrants to purchase 150,000 shares of the Company's Common Stock at a purchase price of $6.4375 per share. The warrants vested immediately upon issuance and expire on April 20, 2003. The fair value of these warrants will result in a non-cash charge of approximately $523,000, which will be reflected as a reduction of revenues over the period services are provided.

In April 2000, the shareholders of Aris approved the adoption of the 2000 Stock Option Plan (the "2000 Plan") which provides for the granting of qualified or non-qualified stock options to employees, directors, officers, certain non-employee advisors and consultants and non-employee directors of Aris. The Compensation Committee of the Board of Directors (the "Committee"), whose members are independent, non-employee directors of the Company, will administer the 2000 Plan. The plan authorizes 2,500,000 shares of Aris' Common Stock for issuance under the terms of the 2000 Plan. The date of grant, option price, vesting period and other terms specific to options granted under the 2000 Plan are to be determined by the Plan Administrator. Options granted under the 2000 Plan expire 10 years from date of grant. The 2000 Plan will, for any new grants, replace the Aris 1997 Stock Option Plan.

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

        TOTAL REVENUE

        Total revenues decreased $5,443,000 to $24,777,000 for the quarter ended March 31, 2000 from $30,220,000 for the quarter ended March 31, 1999, representing a 18% decrease. The decrease in total revenue is a result of a decrease in revenue for all divisions over the comparison period as discussed below.

        CONSULTING REVENUE

        Consulting revenues decreased $2,437,000 to $15,495,000 for the quarter ended March 31, 2000 from $17,932,000 for the quarter ended March 31, 1999 representing a 14% decrease. Consulting revenue decreased as a result of an overall decrease in the level of consulting activity related to a slower than anticipated rebound from clients' focus on Y2K issues. The Company employed or contracted for the services of an average of 394 full-time consultants and project managers during the quarter ended March 31, 2000 compared to 387 during the same quarter in 1999.

        TRAINING REVENUE

        Training revenue decreased $2,383,000 to $7,481,000 for the quarter ended March 31, 2000 from $9,864,000 for the quarter ended March 31, 1999, representing a 24% decrease. Revenues decreased in the first quarter of 2000 as a result of a significant decrease in the number of classes and class training days offered. The Company offered 1,096 classes and 3,143 training days in the quarter ended March 31, 2000 as compared to 2,642 classes and 5,385 training days in the quarter ended March 31, 1999.

        SOFTWARE REVENUE

        Software revenue decreased $623,000 to $1,801,000 for the quarter ended March 31, 2000 from $2,424,000 in the quarter ended March 31, 1999, representing a decrease of 26%. The decrease in revenue is primarily attributable to reduced sales of the NoetixViews suite of products developed by the Company's software subsidiary.

        COST OF REVENUES

        Cost of sales consists primarily of salaries and employee benefits for consultants, project managers and instructors; subcontractor fees; non-reimbursable travel expenses related to consulting and training activities and the cost of production of software modules and amortization of capitalized software costs. Cost of sales remained relatively flat decreasing $277,000 (2%) to $14,568,000 in the quarter ended March 31, 2000 from $14,845,000 in the quarter ended March 31, 1999. Cost of sales as a percentage of sales increased from 49% for the quarter ended March 31, 1999 to 59% for the quarter ended March 31, 2000. This increase is a result of the relative even level of staffing as compared to a lower volume of revenues. Relative to the Company's training and software operation, consulting operations utilize a higher proportion of professional labor and benefits, which are included in cost of sales, and lower proportions of marketing, facilities and general office administration costs which are included in SG&A expense.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative ("SG&A") expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases and related costs; bad debt expense; depreciation of fixed assets; software license fees and maintenance contracts; travel and related expenses; and business development costs. SG&A expense increased $1,417,000 to $14,207,000 for the quarter ended March 31, 2000 from $12,790,000 for the quarter ended March 31, 1999 which represents an increase of 11%. This increase is primarily the result of additional bad debt expense of approximately $1.0 million during the quarter and costs associated with the growth related to the fine.com acquisition in the third quarter of 1999. Total SG&A expense as a percentage of total revenue increased from 42% for the quarter ended March 31, 1999 to 57% for the quarter ended March 31, 2000.

        OTHER INCOME, NET

        Other income, net, consists primarily of interest income on cash and cash equivalents and finance charges due on accounts receivable. Other income increased from $166,000 for the quarter ended March 31, 1999 to $203,000 for the quarter ended March 31, 2000. The increase is primarily attributable to an increase in the finance charges on accounts receivable. Average investment balances during the quarter ended March 31, 2000 were $8,108,000 compared to $9,280,000 during the quarter ended March 31, 1999.

        INCOME TAX EXPENSE/(BENEFIT)

        Income tax expense decreased from $980,000 expense in the quarter ended March 31, 1999 to a tax benefit of $2,284,000 in the quarter ended March 31, 2000. The shift to a tax benefit is the result of the Company experiencing a tax loss for the quarter. The effective tax rate in the quarter ended March 31, 1999 was 38% compared to a tax benefit of 26% in the quarter ended March 31, 2000.

        NET INCOME/(LOSS)

        The Company recognized a net loss of $6,506,000 for the quarter ended March 31, 2000 as compared to net income of $1,593,000 for the quarter ended March 31, 1999. Excluding the reorganization costs and amortization of goodwill (net of tax) the loss for the quarter was $2,121,000.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, the Company had working capital of $31.9 million including cash and cash equivalents of $8.6 million. As of December 31, 1999, Aris had working capital of $32.8 million including cash and cash equivalents of $10.5 million. Aris intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from existing cash balances and any cash generated by operations.

        During the quarter ended March 31, 2000, the Company used net cash of $1,852,000. Net cash of $2,761,000 was used in operations related primarily to the net loss. Investing activities used $509,000 for the purchase of equipment. Financing activities provided $1,418,000 net cash comprised of $457,000 cash from the sale of stock for the Employee Stock Purchase Plan, $695,000 cash from stock option exercises and $266,000 from the tax benefit related to stock option exercises.

        At March 31, 2000, the Company had accounts receivable of $26,976,000 equivalent to 99 days sales outstanding. At March 31, 1999, accounts receivable were $26,766,000 equivalent to 80 days sales outstanding. The change in days sales outstanding is primarily a function of lower revenues year to year.

        The Company has a $10 million line of credit with US Bank, a division of First Bank Systems. The credit line provides funds for general business purposes and is collateralized by substantially all of the Company's assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. The Company is in compliance with all requirements of the agreement. The credit line expires on June 1, 2000. There are no amounts outstanding on the credit line at March 31, 2000. Management anticipates that the credit line will be renewed in an amount suitable to meet its requirements upon expiration of the existing agreement.

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


        EFFECT OF YEAR 2000 (Y2K) ISSUE

        We have completed our corporate-wide Year 2000 readiness project. As a result of these efforts, we have experienced no significant problems at the turn of the century with either our own technology or that of our infrastructure providers. Contingency plans to manage all identified areas of perceived risk will remain in place throughout 2000. The costs incurred by the Company in connection with our Year 2000 compliance program have been and are expected to remain immaterial to our financial position, results of operations and cash flows.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The Company is involved from time to time in routine legal proceedings incidental to its business. As of March 31, 2000, the Company was not involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            See Exhibit Table on page 17.

        (B) REPORTS ON FORM 8-K

               On April 10, 2000, the Company filed a Current Report Form 8-K under Item 5 reporting the signing of a letter of intent to sell its Portland and Seattle training facilities to Company management and the announcement that the Company expects to report lower than anticipated results for the first quarter of fiscal 2000 and that it is restructuring its U.S. sales organization. The Company did not file financial statements with that Current Report on Form 8-K.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated this 12th day of          Aris Corporation
        May 2000.


                                        By: /s/ Timothy J. Carroll
                                           -------------------------------------
                                           Timothy J. Carroll
                                           Vice President, Finance;
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

                                    EXHIBITS


     PAGE         EXHIBIT NUMBER    EXHIBIT NAME
     ----         --------------    ------------

      18               27.1         Financial Data Schedule