Form 10-Q
period 2000-06-30
ARIS CORP/
filed 2000-08-11
CIK 1037186

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period From ____ to ____

                                -----------------

                        Commission File Number 000-22649

                                ARIS CORPORATION
             (Exact name of registrant as specified in its charter)

              WASHINGTON                              91-1497147
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)             Identification Number)

         2229 - 112TH AVENUE N.E.                   (425) 372-2747
      BELLEVUE, WASHINGTON 98004-2936          (Registrant's telephone
  (Address of principal executive office)     number, including area code)



        Indicate by check mark whether the registrant:

        (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and

        (2) Has been subject to such filing requirements for the past 90 days.
                                  Yes[X] No[ ]

        The number of shares outstanding of the registrant's common stock as of June 30, 2000 was 12,986,841.

================================================================================
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ARIS CORPORATION

                                    FORM 10-Q

INDEX

                                                                                  PAGE
                                                                                  ----
PART I.      FINANCIAL INFORMATION
Item 1          Financial Statements

                    a)  Condensed Consolidated Balance Sheets as of
                        June 30, 2000 and December 31, 1999...................     3

                    b)  Condensed Consolidated Statements of Operations
                        for the three and six months ended June 30,
                        2000 and 1999.........................................     4

                    c)  Condensed Consolidated Statements of Cash
                        Flows for the six months ended June 30, 2000
                        and 1999..............................................     5

                    d)  Condensed Consolidated Statement of Changes in
                        Shareholders' Equity for the six months ended June 30,     6
                        2000..................................................

                    e)  Notes to Condensed Consolidated Financial
                        Statements............................................    7-10

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................   10-17

Item 3          Qualitative And Quantitative Disclosures About
                Market Risk...................................................    17

PART II.           OTHER INFORMATION


Item 1          Legal Proceedings.............................................    18

Item 2          Changes in Securities.........................................    18

Item 3          Defaults Upon Securities......................................    18

Item 4          Submission of Matters to a Vote of Security Holders...........    18

Item 5          Other Information.............................................    19

Item 6          Exhibits and Reports on Form 8-K..............................    19

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

ARIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)


                                                                     JUNE 30,     DECEMBER 31,
                                                                       2000           1999
                                                                     --------     ------------
                                                                   (unaudited)
Assets
Current assets:
      Cash and cash equivalents ...............................      $ 12,509       $ 10,500
      Accounts receivable, net of allowance for
         doubtful accounts of  $3,934 and $2,497 ..............        20,778         27,600
      Other current assets ....................................        10,720          8,608
                                                                     --------       --------
          Total current assets ................................        44,007         46,708

      Property and equipment, net .............................        11,624         14,833
      Intangible and other assets, net ........................         9,927         13,041
                                                                     --------       --------
          Total assets ........................................      $ 65,558       $ 74,582
                                                                     ========       ========

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable ........................................      $  2,417       $  3,056
      Accrued liabilities .....................................         7,374          8,480
      Deferred revenue ........................................         3,115          2,366
                                                                     --------       --------
          Total current liabilities ...........................        12,906         13,902
                                                                     --------       --------

Deferred income taxes .........................................            --            546
                                                                     --------       --------

Commitments and contingencies
Shareholders' equity:
      Preferred stock, 5,000,000 shares authorized,
      none issued and outstanding
      Common stock, no par value; 100,000,000 shares authorized
      Additional paid-in capital ..............................        56,862         54,904
      Retained earnings (accumulated deficit) .................        (3,638)         5,433
      Accumulated other comprehensive loss ....................          (572)          (203)
                                                                     --------       --------
          Total shareholders' equity ..........................        52,652         60,134
                                                                     --------       --------
          Total liabilities and shareholders' equity ..........      $ 65,558       $ 74,582
                                                                     ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data) (Unaudited)


                                                     FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                  -------------------------------      -------------------------------
                                                    JUNE 30,           JUNE 30,          JUNE 30,           JUNE 30,
                                                      2000               1999              2000               1999
                                                  ------------       ------------      ------------       ------------
Revenue, net:
   Consulting ..............................      $     13,541       $     18,693      $     29,036       $     36,626
   Training ................................             4,879              9,005            12,359             18,869
   Software ................................             2,270              2,139             4,071              4,563
                                                  ------------       ------------      ------------       ------------
   Total revenue ...........................            20,690             29,837            45,466             60,058
Cost of net revenue ........................            11,779             15,091            26,347             29,936
                                                  ------------       ------------      ------------       ------------
   Gross profit ............................             8,911             14,746            19,119             30,122
Selling, general and administrative
   expense .................................            12,116             13,551            26,323             26,305
Amortization of intangible assets ..........               948                216             1,943                430
Charges related to reorganization ..........                --                 --             4,000                 --
                                                  ------------       ------------      ------------       ------------
   Income (loss) from operations ...........            (4,153)               979           (13,147)             3,387
Other income, net ..........................               165                191               369                356
                                                  ------------       ------------      ------------       ------------
   Income (loss) before income tax .........            (3,988)             1,170           (12,778)             3,743
Income tax expense (benefit) ...............            (1,423)               518            (3,707)             1,498
                                                  ------------       ------------      ------------       ------------
   Net income (loss) .......................      $     (2,565)      $        652      $     (9,071)      $      2,245
                                                  ============       ============      ============       ============
Basic earnings (loss) per share ............      $      (0.20)      $       0.06      $      (0.71)      $       0.20
                                                  ============       ============      ============       ============
Weighted-average number of common
   shares - Basic ..........................        12,860,000         10,957,000        12,820,000         11,076,000
                                                  ============       ============      ============       ============
Diluted earnings (loss) per share ..........      $      (0.20)      $       0.06      $      (0.71)      $       0.20
                                                  ============       ============      ============       ============
Weighted-average number of common and
   potential common shares - Diluted .......        12,860,000         11,122,000        12,820,000         11,420,000
                                                  ============       ============      ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)


                                                                     FOR THE SIX MONTHS ENDED
                                                                     ------------------------
                                                                      JUNE 30,      JUNE 30,
                                                                        2000          1999
                                                                      --------      --------
Net cash provided by operating activities ......................      $    452       $   855
                                                                      --------       -------

Cash flows from investing activities:
  Sales of investments in marketable securities ................            --         4,512
  Proceeds from sale of certain training operations ............         1,080            --
  Purchases of property and equipment ..........................          (323)       (1,240)
                                                                      --------       -------
     Net cash provided by investing activities .................           757         3,272

Cash flows from financing activities:
  Repurchase of common stock ...................................            --        (3,073)
  Proceeds from  stock option exercises ........................           712           169
  Proceeds from sale of common stock through the employee
  stock purchase plan ..........................................           457           757
                                                                      --------       -------
     Net cash provided by (used in) financing activities .......         1,169        (2,147)
                                                                      --------       -------

Net increase in cash and cash equivalents ......................         2,378         1,980
Effect of exchange rate changes on cash and cash equivalents ...          (369)         (304)
Cash and cash equivalents at beginning of period ...............        10,500         5,225
                                                                      --------       -------
Cash and cash equivalents at end of period .....................      $ 12,509       $ 6,901
                                                                      ========       =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY
(In thousands, except for share data) (Unaudited)


                                        COMMON STOCK
                                  -------------------------
                                                                                 RETAINED       ACCUMULATED
                                                                 ADDITIONAL      EARNINGS          OTHER            TOTAL
                                    SHARES                        PAID-IN      (ACCUMULATED    COMPREHENSIVE    SHAREHOLDERS'
                                    ISSUED          AMOUNT        CAPITAL         DEFICIT)          LOSS            EQUITY
                                  ----------      ----------     ----------     -----------    -------------    -------------
Balance at December 31, 1999      12,646,143      $        -     $   54,904     $     5,433    $        (203)   $      60,134
Shares issued under employee
  stock purchase plan                 65,139                            457                                               457
Stock options exercised              150,051                            712                                               712
Tax benefit related to stock
  options exercised                                                     266                                               266
Value ascribed to warrants
  issued                                                                523                                               523
Net loss                                                                             (9,071)
Other comprehensive loss, net
  of tax
    Foreign currency
      translation adjustments                                                                           (369)
Comprehensive loss                                                                                                     (9,440)
                                  ----------      ----------     ----------     -----------    -------------    -------------
Balance at June 30, 2000          12,861,333      $        -     $   56,862     $    (3,638)   $        (572)   $      52,652
                                  ==========      ==========     ==========     ===========    =============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal, recurring adjustments which are necessary for a fair statement of the condensed consolidated balance sheets, and condensed consolidated statements of operations, of cash flows and of changes in shareholders' equity of Aris Corporation ("Aris" or the "Company") as of and for the periods indicated. The information as of December 31, 1999 is derived from the Company's audited financial statements. Aris presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year.

2. Basic earnings (loss) per share is calculated as income (loss) available to common shareholders divided by the weighted-average number of shares of Common Stock outstanding during the periods. Diluted earnings (loss) per share is based on the weighted-average number of shares of Common Stock and potential common shares outstanding during the periods, including options and warrants computed using the treasury stock method to the extent they are dilutive.

        A reconciliation of the difference between the weighted-average number of common shares outstanding used to calculate basic earnings (loss) per share and the weighted-average number of common and potential common shares outstanding used to calculate diluted earnings (loss) per share is as follows (in thousands):

                                               For the Three Months Ended      For the Six Months Ended
                                                        June 30,                       June 30,
                                               --------------------------      ------------------------
                                                2000                1999        2000              1999
                                               ------              ------      ------            ------
Weighted-average number of
  common shares outstanding                    12,860              10,957      12,820            11,076

Effect of dilutive securities:
  Options                                          --                 165          --               344
                                               ------              ------      ------            ------
Weighted-average number of common
  and potential common shares outstanding      12,860              11,122      12,820            11,420
                                               ======              ======      ======            ======

        Options to purchase certain shares of Common Stock were outstanding in 2000, but were not included in the computation of diluted earnings
        (loss) per share because the options' exercise price was greater than the average market price of the common shares

        Dilutive securities include options and warrants on an as-if-converted basis. Potentially dilutive securities totaling 59,000 and 330,000 for the three and six months ended June 30, 2000, respectively, were excluded from diluted loss per share because of their anti-dilutive effect.

3. The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the Chief Operating Decision Maker, as defined by SFAS No. 131. Aris is engaged in three distinct businesses consisting of database and Internet consulting services, information technology training and software sales. Segment operating results are measured based on income
        (loss) from operations. Total revenue by segment represents sales to unaffiliated customers. Inter-segment sales have been eliminated. Summarized financial information by business group for the three and six months ended June 30, 2000 and 1999 follows:

(In thousands)               CONSULTING        TRAINING       SOFTWARE
                               GROUP            GROUP           GROUP        CORPORATE         TOTAL
                             ----------        --------       --------       ---------        --------
Three months ended
June 30, 2000:

    Net revenue              $   13,541        $  4,879       $  2,270                        $ 20,690

    Income (loss) from
    operations               $   (4,344)       $   (305)      $    527       $     (31)       $ (4,153)

Three months ended
June 30, 1999:

    Net revenue              $   18,693        $  9,005       $  2,139                        $ 29,837

    Income (loss) from
    operations               $    2,239        $ (1,114)      $    527       $    (673)       $    979


(In thousands)               CONSULTING        TRAINING       SOFTWARE
                               GROUP            GROUP           GROUP        CORPORATE         TOTAL
                             ----------        --------       --------       ---------        --------
Six months ended
June 30, 2000:

    Net revenue              $   29,036        $ 12,359       $  4,071                        $ 45,466

    Reorganization costs                       $ (4,000)                                      $ (4,000)


    Income (loss) from
    operations               $   (7,348)       $ (5,540)      $    589       $    (848)       $(13,147)

Six months ended
June 30, 1999:

    Net revenue              $   36,626        $ 18,869       $  4,563                        $ 60,058

    Income (loss) from
    operations               $    4,463        $ (1,683)      $  1,315       $    (708)       $  3,387


4. In August 1999, in a continuing effort to improve the profitability of its training division, Aris closed three unprofitable training centers located in New York, Minneapolis and Chicago. The estimated expenses associated with the closing of these centers was approximately $6.6 million. A summary of the related expense and accrual activity is as follows (in thousands):

                                                 CONTRACT         REDUCTION IN        OTHER
                                EMPLOYEE        AND LEASE        CARRYING VALUE      RELATED
                                SEVERANCE      TERMINATIONS        OF ASSETS          COSTS          TOTAL
                                ---------      ------------      --------------     ---------      ---------
Initial Expense                 $     175        $   1,209          $   4,497       $     719      $   6,600
Amounts utilized in 1999             (175)            (313)            (4,497)           (719)        (5,704)
                                ---------        ---------          ---------       ---------      ---------
Accrual, December 31,
1999                                   --              896                 --              --            896
Amounts utilized in 2000               --             (714)                --              --           (714)
                                ---------        ---------          ---------       ---------      ---------
Accrual, June 30, 2000          $      --        $     182          $      --       $      --      $     182
                                =========        =========          =========       =========      =========

        The remaining balance accrued for contract and lease terminations at June 30, 2000, represents estimated lease payments, net of sublease income, and estimated brokers commissions. This remaining balance is expected to be utilized during 2000.

5. In March 2000, the Company announced the closure and divestiture of its US "brick and mortar" training operations. The operations in Denver and Washington, DC were closed during the second quarter of 2000. The operations of the Bellevue and Portland centers were sold to former members of the Company's management team on May 1, 2000. The operations of the Dallas center was sold to former members of the Company's management team on June 2, 2000. Aris estimated the net expenses related to these actions would be approximately $4.0 million. Actual expenses related to these sales and closures may vary from Aris' estimates. A summary of the estimated related expenses and accrual activity is as follows (in thousands):

                                              CONTRACT        REDUCTION IN
                              EMPLOYEE        & LEASE        CARRYING VALUE         OTHER
                              SEVERANCE     TERMINATIONS        OF ASSETS       RELATED COSTS      TOTAL
                              ---------     ------------     --------------     -------------    ----------
Initial Expense               $     413       $     894         $   2,639         $      54      $   4,000

Amounts utilized in 2000           (327)           (282)           (2,639)              (22)        (3,270)
                              ---------       ---------         ---------         ---------      ---------
Accrual, June 30, 2000        $      86       $     612         $      --         $      32      $     730
                              =========       =========         =========         =========      =========

        The remaining balances are expected to be utilized by March 2001.

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

7. In April 2000, the Company's shareholders approved the adoption of the 2000 Stock Option Plan (the "2000 Plan") which provides for the granting of qualified and non-qualified stock options to employees, directors, officers, certain non-employee advisors and consultants and non-employee directors of Aris. The Compensation Committee of the Board of Directors (the "Committee"), whose members are independent, non-employee directors of the Company, will administer the 2000 Plan. The plan authorizes 2,500,000 shares of Aris' Common Stock for issuance under the terms of the 2000 Plan. The date of grant, option price, vesting period and other terms specific to options granted under the 2000 Plan are to be determined by the Plan Administrator. Options granted under the 2000 Plan expire 10 years from date of grant. The 2000 Plan will, for any new grants, replace the Aris 1997 Stock Option Plan.

8. In July 2000, the Company signed a non-binding letter of intent to sell a majority of its stock in Aris Software, Inc. to investors led by Paul Song, the Company's Chairman of the Board and former Chief Executive Officer. Under the terms of the letter of intent, the Company will receive total consideration of approximately $2.6 million in cash, stock and receivables.

9. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--

        Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not use derivative instruments, therefore the adoption of this statement will not have any effect on the Company's results of operations or its financial position or cash flows.

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB No. 101 for its fiscal quarter ending December 31, 2001. The Company is currently reviewing the requirements of SAB No. 101.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Aris' revenue is currently derived from the sale and delivery of consulting and training services and sales of licenses and maintenance and support agreements for software products. Consulting revenue is derived primarily from fees billed to clients for consulting services. Revenue from contracts that are billed on a time and materials basis is recognized as services are performed. Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date and cost to complete compared to estimated total costs for the contract. Aris bills clients on a monthly or semi-monthly basis. Where revenue is recognized before an invoice is sent, the revenue in excess of billings is recorded as work in progress. Occasionally, clients request that Aris provide hardware and software in conjunction with consulting projects. In such cases, Aris recognizes as revenue only the difference between its cost and the resale price for the software and hardware.

        Training revenue is currently derived primarily from fees charged to corporate clients for employee training, fees charged to individual students for open enrollment classes, fees from curriculum and custom courseware development for corporate clients and vendors such as Microsoft, fees derived from the licensing of proprietary courseware to third parties, and fees from performance improvement consulting and other consulting-based education services. Training is provided at client facilities, at Aris' training centers, and over the Internet or corporate intranets. In open enrollment classes, the Company seeks to fill each available seat in each scheduled class. The Company continuously monitors this fill rate and may cancel or reschedule classes that are under-enrolled. The Company divested of its US "brick and mortar" training operations during the second quarter of 2000. The Company's on-line training division, Netcisive, Inc., continues to develop the Netcisive Education Management Platform with plans to market it to educators looking to enter the on-line training arena.

        The Company currently derives software revenue from the sale of its proprietary software products, Aris DFRAG, TAMS, TAMS/O, Noetix Web Query and the NoetixViews suite of products, and from maintenance and support contracts with clients who purchase the software products. Revenue is recognized when the software product has been shipped, collection is probable and there are no significant obligations of the Company remaining to be performed. Software maintenance and support is billed at the beginning of the contract period and is recognized ratably throughout the term of the contract. The Company has signed a non-binding letter of intent to sell a majority share of the stock of Aris Software, Inc. ("ASI"), a wholly owned subsidiary, which transaction is expected to close during the third quarter of 2000. The Company currently plans to retain a minority ownership of ASI after consummation of the transaction. ASI sells the Aris DFRAG, Noetix Web Query and NoetixViews suite of products in the US and UK.

        This commentary should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and quarterly report on Form 10-Q for the quarter ended March 31, 2000 for a full understanding of the Company's financial condition and results of operations.

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

SIGNIFICANT EVENTS

        During the third quarter of 1999 Aris closed three unprofitable training centers located in New York, Minneapolis and Chicago. The estimated costs associated with the closing of these centers was approximately $6.6 million. All but $896,000 was utilized during 1999. The remaining balance accrued for contract and lease terminations at June 30, 2000 was approximately $182,000 and is anticipated to be substantially utilized during 2000.

        In March 2000, the Company announced the closing and divestiture of its U.S. training operations. The operations in Denver, CO and Washington, DC were closed during the second quarter of 2000. The operations of the Bellevue, WA and Portland, OR centers were sold to former members of the Company's management team on May 1, 2000. The operations of the Texas centers were sold to former members of the Company's management team on June 2, 2000. Approximately 140 employees were terminated in connection with these closings and divestitures. Aris estimates the net costs of these closings and divestitures will be approximately $4.0 million, including payments of $413,000 in employee severance expenses, $894,000 in lease and contract termination costs, and reductions in the carrying value of assets of $2.6 million, comprised of a write off of $2.4 million in goodwill and $2.6 million of fixed assets, net of estimated proceeds related to the sale of certain operations. The net cost of closure was charged to expense in the quarter ending March 31, 2000. Revenue from these centers was $14.7 million or 12.5% of total revenues for the year ended December 31, 1999 and $3.7 million or 15% of total revenues for the quarter ended March 31, 2000. Management estimates annual cost savings related to these closings and divestitures to be $1.4 million for 2000.

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

        In April 2000, the Company's shareholders approved the adoption of the 2000 Stock Option Plan (the "2000 Plan") which provides for the granting of qualified and non-qualified stock options to employees, directors, officers, certain non-employee advisors and consultants and non-employee directors of Aris. The Compensation Committee of the Board of Directors (the "Committee"), whose members are independent, non-employee directors of the Company, will administer the 2000 Plan. The plan authorizes 2,500,000 shares of Aris' Common Stock for issuance under the terms of the 2000 Plan. The date of grant, option price, vesting period and other terms specific to options granted under the 2000 Plan are to be determined by the Plan Administrator. Options granted under the 2000 Plan expire 10 years from date of grant. The 2000 Plan will, for any new grants, replace the Aris 1997 Stock Option Plan.

          In August 2000, the Company signed a non-binding letter of intent to sell approximately 85% of the shares of Aris Software, Inc. ("ASI"), a wholly owned subsidiary of the Company, to a group of investors led by Paul Song, the Company's Chairman of the Board and former CEO. Aris will receive total consideration of approximately $2.6 million in cash, stock and receivables and will retain 15% interest in ASI. Additionally, Aris will be granted warrants for the right to purchase 3.5 million shares of ASI stock for $200,000, increasing their investment up to 45% of the software company, assuming no future sales of securities by ASI.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

        Total Revenue. Total revenue decreased $14,592,000 to $45,466,000 for the six months ended June 30, 2000 from $60,058,000 for the six months ended June 30, 1999, representing a 24% decrease. The decrease in total revenue is a result of the slow comeback from Y2K activity coupled with the divestiture of the Company's US training operations.

        Consulting Revenue. Consulting revenue decreased $7,590,000 to $29,036,000 for the six months ended June 30, 2000 from $36,626,000 for the six months ended June 30, 1999, representing a 21% decrease. Consulting revenue decreased as a result of an overall decrease in the level of consulting activity related to a slower than anticipated rebound from Aris' clients' focus on Y2K issues coupled with high staffing turnover, both voluntary and involuntary, as a result of our focus on eBusiness growth. Aris employed or contracted for the services of an average of 369 full-time consultants and project managers during the six months ended June 30, 2000, compared to 389 during the six months ended June 30, 1999.

        Training Revenue. Training revenue decreased $6,510,000 to $12,359,000 for the six months ended June 30, 2000 from $18,869,000 for the six months ended June 30, 1999, representing a 35% decrease. The decrease was attributable to the divestiture of the Company's US "brick and mortar" training operations coupled with lower than anticipated class enrollment. Aris offered 2,012 classes and 5,824 training days in the six months ended June 30, 2000 as compared to 4,423 classes and 9,840 training days in the six months ended June 30, 1999. The number of classes and training days in the US decreased approximately 45% during the first six months of 2000 compared to the same period in 1999.

        Software Revenue. Software revenue decreased $492,000 to $4,071,000 for the six months ended June 30, 2000 from $4,563,000 in the six months ended June 30, 1999, representing a decrease of 11%. The decrease in revenue is primarily attributable to reduced sales of the NoetixViews suite of products developed by the Company's software subsidiary. Aris believes the decrease in software revenues is due to a general slowdown in enterprise resource planning system sales, which may be due in part to some customers' desire to focus on Internet-based and electronic commerce applications. Partial saturation of the potential market due to NoetixViews' successful penetration of the Oracle customer base also may be a factor.

        Cost of Revenues. Cost of revenues consists primarily of salaries and employee benefits for consultants, project managers and instructors; subcontractor fees; non-reimbursable travel expenses related to consulting and training activities, and the cost of production of software modules and amortization of capitalized software costs. Cost of revenues decreased $3,589,000 to $26,347,000 in the six months ended June 30, 2000 from $29,936,000 in the six months ended June 30, 1999. The decrease in cost of revenues is primarily a result of staffing turnover, both voluntary and involuntary, as a result of the Company's focus on transitioning to a pure eBusiness consulting company. Cost of revenues as a percentage of revenues increased from 50% for the six months ended June 30, 1999 to 58% for the six months ended June 30, 2000. The increase is primarily attributable to a relative increase in the proportion of consulting revenues and costs. Consulting cost of revenues include more labor and benefits costs as a percentage of revenue than do either training or software operations.

        Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases; amortization of capitalized computer hardware and equipment costs; software license fees; legal, accounting and other professional fees, and travel and business development costs. SG&A expenses remained relatively flat increasing from $26,305,000 in the six months ended June 30, 1999, to $26,323,000 in the six months ended June 30, 2000. However, because of the decrease in total revenues, SG&A, as a percentage of revenue, increased from 44% to 58%.

        Amortization of Intangible Assets. Amortization of intangibles was $430,000 during the six months ended June 30, 1999 and $1,943,000 during the six months ended June 30, 2000. The increase in amortization of intangibles arises as a result of an increase in the intangibles balance attributable to the acquisition of fine.com during 1999.

        Charges Related to Reorganization. Charges related to reorganization consist of employee severance, contract and lease terminations, reduction in carrying value of assets net of estimated proceeds from the sale of certain assets and other costs totaling $4,000,000. Of these estimated expenses, $3,270,000 have been utilized during the six months ended June 30, 2000. The balance of $730,000 is expected to be utilized by March 31, 2001.

        Other Income, Net. Other income, net, consists primarily of interest income on cash and cash equivalents and finance charges due on accounts receivable. Other income, net, increased slightly from $356,000 for the six months ended June 30, 1999 to $369,000 for the six months ended June 30, 2000. The increase is primarily attributable to an increase in investment yield on the Company's higher cash position.

        Income Tax Expense (Benefit). Income tax expense shifted from $1,498,000 of tax expense in the six months ended June 30, 1999 to a $3,707,000 tax benefit for the six months ended June 30, 2000. Aris incurred acquisition-related expenses in the six months ended June 30, 1999 and did not incur any such expenses in the comparable period in 2000. A significant portion of these acquisition-related expenses are not deductible in the determination of taxable income and, accordingly, resulted in a higher effective tax rate for the six months ended June 30, 1999. Aris estimates that exclusive of the effect of acquisition-related charges, the effective tax rate would have been 40% in the six months ended June 30, 1999. By comparison, due to the recurring losses the Company has suffered during 2000, a resulting tax benefit has been recorded as compared to a tax expense in prior years.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

        Total Revenue. Total revenues decreased $9,147,000 to $20,690,000 for the quarter ended June 30, 2000 from $29,837,000 for the quarter ended June 30,1999, representing a 31% decrease. This decrease is the result of lower than anticipated consulting revenues coupled with the divesture of the Company's US training operations.

        Consulting Revenue. Consulting revenues decreased $5,152,000 to $13,541,000 for the quarter ended June 30, 2000 from $18,693,000 for the quarter ended June 30, 1999 representing a 28% decrease. Consulting revenue decreased as a result of an overall decrease in the level of consulting activity due to low consultant utilization coupled with fewer projects backlogged as a result of the transition of our sales staff's focus and practice. The Company employed or contracted for the services of an average of 343 full-time consultants and project managers during the quarter ended June 30, 2000 compared to 391 during the quarter ended June 30, 1999.

        Training Revenue. Training revenue decreased $4,126,000 to $4,879,000 for the quarter ended June 30, 2000 from $9,005,000 for the quarter ended June 30, 1999 representing a 46% decrease. Revenues decreased primarily as a result of the divestiture of the Company's US training operations and as a result of a significant decrease in the number of private classes provided corporate clients. The Company offered 916 classes and 2,619 training days in the quarter ended June 30, 2000 as compared to 1,737 classes and 4,767 training days in the quarter ended June 30, 1999.

        Software Revenue. Software revenue increased $131,000 to $2,270,000 for the quarter ended June 30, 2000 from $2,139,000 in the quarter ended June 30, 1999, representing an increase of 6%. The increase in revenue is attributable to the increased product support renewals from the NoetixViews suite of products.

        Cost of Revenues. Cost of revenues decreased $3,312,000 to $11,779,000 in the quarter ended June 30, 2000 from $15,091,000 in the quarter ended June 30, 1999. Cost of revenues as a percentage of sales increased from 51% for the quarter ended June 30, 1999 to 57% for the quarter ended June 30, 2000. The decrease in cost of revenues is primarily a result of employee turnover and the decreased use of outside consultants due to fewer projects. Cost of revenues as a percentage of revenues for consulting and training was 49% for the quarter ended June 30, 1999 and 56% for the quarter ended June 30, 2000.

        Selling, General and Administrative Expense. SG&A expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases; amortization of capitalized computer hardware and equipment costs; software license fees, travel and business development costs. SG&A expense decreased $1,435,000 to $12,116,000 for the quarter ended June 30, 2000 from $13,551,000, for the quarter ended June 30, 1999, representing a decrease of 11%. SG&A expenses decreased due to a reduction in the number of management, sales and administrative staff from 365 at June 30, 1999 to 249 at June 30, 2000 due primarily to the divesture of Aris' US "brick and mortar" training operations.

        Amortization of Intangible Assets. Amortization of intangibles was $216,000 for the quarter ended June 30, 1999 and $948,000 during the quarter ended June 30, 2000. The increase in amortization of intangibles arises as a result of an increase in intangibles balances attributable to the acquisition of fine.com during 1999.

        Other Income, Net. Other income, net, consists primarily of interest income on cash and cash equivalents and finance charges assessed on the Company's past due receivables. Other income, net, decreased $26,000 from $191,000 for the quarter ended June 30, 1999 to $165,000 for the quarter ended June 30, 2000. The decrease is primarily due to a reduction in income from finance charges on accounts receivable during the quarter ended June 30, 2000.

        Income Tax Expense (Benefit). Income tax expense (benefit) decreased $1,941,000 to a benefit of $1,423,000 in the quarter ended June 30, 2000 from an expense of $518,000 for the quarter ended June 30, 1999. This benefit is a result of the losses currently being generated by the Company and are anticipated to continue until the Company has achieved profitability. The effective tax benefit rate for the quarter ended June 30, 2000 was approximately 35.7%. For the quarter ended June 30, 1999, the tax expense on a pretax loss is primarily due to portions of the acquisition-related charges that are not deductible from federal and certain state income taxes.

Accordingly, there was not a tax benefit at statutory rates for all of the loss in the quarter ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, the Company had working capital of $31.1 million including $12.5 million of cash and cash equivalents. As of December 31, 1999, Aris had working capital of $32.8 million including $10.5 million of cash and cash equivalents. Aris intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from cash generated by operations and available cash.

        Net cash in the amount of $2,378,000 was provided by all activities in the six months ended June 30, 2000. Operating activities provided cash in the amount of $632,000. The sale of certain of the Company's training operations provided cash in the amount of $900,000, a portion of which was used to purchase $323,000 of property and equipment, resulting in a net cash increase of $577,000. Financing activities provided a total of $1,169,000 in the six months ended June 30, 2000. Aris received $712,000 from the exercise of stock options and $457,000 for the issuance of shares for the employee stock purchase plan.

        Net cash in the amount of $1,980,000 was provided by all activities in the six months ended June 30, 1999. Operating activities provided cash in the amount of $855,000. Investing activities provided $3,272,000 of cash, primarily from the sale of marketable securities in the amount of $4,512,000, a portion of which was used to purchase $1,240,000 of property and equipment. Financing activities used a total of $2,147,000 in the six months ended June 30, 1999. Aris paid $3,073,000 to repurchase amounts of its own common stock and received $169,000 from the exercise of stock options and $757,000 for the issuance of shares for the employee stock purchase plan.

        At June 30, 2000, Aris had net accounts receivable of $20,778,000 and 92 days sales outstanding. At June 30, 1999, net accounts receivable were $27,388,000 and 84 days sales outstanding. The increase in days sales outstanding is attributable to: 1) over-age accounts acquired in the Company's merger with InTime on June 30, 1998, 2) several client bankruptcies, 3) an increase in accounts receivable from government contracts which typically pay more slowly than commercial accounts and 4) lower revenues.

        Aris has a $10 million line of credit with US Bank. The credit line provides funds for general business purposes as well as the acquisition of companies, and is secured by substantially all of Aris' assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. Aris is in compliance with all requirements of the credit line. At June 30, 2000 and December 31, 1999 there were no borrowings against the credit line. The credit line expires, if not earlier renewed, on June 30, 2001.

        Aris has financed its acquisitions of businesses through cash generated by operating activities and its initial public offering, promissory notes and the issuance of warrants and common stock. Aris believes that it should be able to satisfy the cash requirements of its existing business from its existing cash resources, its bank credit facilities and cash flow from operations. Aris may encounter opportunities for acquisitions of businesses or products, joint ventures or other business initiatives that may require the commitment of cash in excess of Aris' available resources. If Aris requires cash in addition to its available resources, Aris may have to obtain additional equity or debt financing. Financing may not be available on a timely basis, on favorable terms or at all. If Aris obtains financing through the sale of equity securities, holders of Aris common stock may experience significant dilution. Failure to obtain financing if and when needed could require Aris to restrict its operations or forego available opportunities.

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

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB No. 101 for its fiscal quarter ending December 31, 2001. The Company is currently reviewing the requirements of SAB No. 101.


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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The Company is involved from time to time in routine legal proceedings incidental to its business. As of June 30, 2000, the Company was not involved in any material legal proceedings.


ITEM 2. CHANGES IN SECURITIES

        Not Applicable


ITEM 3. DEFAULTS UPON SECURITIES

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of Aris Corporation was held on April 27, 2000. A total of 12,022,083 shares of the Company's Common Stock were represented in person or by proxy at the meeting, which comprised 93.6% of the total number of shares of the Company's Common Stock outstanding as of March 10, 2000, the record date for the meeting. The following three proposals were considered and voted on by the shareholders of the Company.

        Election of Directors. At the meeting, Bruce R. Kennedy and Paul Y. Song were re-elected to serve as Class I directors of the Company, each for a term of three years until the Company's Annual Meeting of Shareholders in 2003. Mr. Kennedy received 11,424,412 votes, which represents 95.0% of the shares present at the meeting in person or by proxy and Mr. Song received 11,418,560 votes, which represents 95.0% of the shares present at the meeting in person or by proxy. Continuing as directors of the Company are Barry L. Rowan and Kenneth A. Williams, both Class III directors whose terms expire in 2002 and Kendall W. Kunz, the sole Class II director whose term expires in 2001.

        Adoption of the 2000 Stock Option Plan. The Company's shareholders approved the adoption of the Company's 2000 Stock Option Plan and approved the reservation of 2,500,000 for issuance thereunder. Of the votes represented at the meeting, 7,231,545 votes, which represents 56.3% of the Company's Common Stock outstanding on March 10, 2000, were cast in favor of the adoption, 2,080,743 votes, which represents 16.2% of the Company's Common Stock outstanding on March 10, 2000, were cast against the adoption of the Plan, 2,694,521 votes, which represents 21.0% of the Company's Common Stock outstanding on March 10, 2000, were broker non-votes and 832,888 votes, which represents 6.5% of the Company's Common Stock outstanding on March 10, 2000, abstained or were unvoted.

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

        On May 16, 2000, the Company filed a Current Report Form 8-K under Item 5 reporting the completion of the sale of its Portland and Seattle training facilities to Company management. The Company did not file financial statements with that Current Report on Form 8-K.

        On June 19, 2000, the Company filed a Current Report Form 8-K under Item 5 reporting the announcement of management changes and that the Company expects to report lower than anticipated results for the second quarter of fiscal 2000 and that it is restructuring its U.S. sales organization. The Company did not file financial statements with that Current Report on Form 8-K.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Dated this 11th day of               ARIS CORPORATION
        August, 2000.

                                             By: /s/ Diane Gamache
                                                --------------------------------
                                             Diane Gamache, CPA
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer and Duly
                                             Authorized Officer)


                                    EXHIBITS

    PAGE          EXHIBIT NUMBER                         EXHIBIT NAME

                       27.1                        Financial Data Schedule
