Form 10-Q
period 2000-09-30
ARIS CORP/
filed 2000-11-14
CIK 1037186

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____

                                -----------------

                        Commission File Number 000-22649


                                ARIS CORPORATION
             (Exact name of registrant as specified in its charter)

                     WASHINGTON                                            91-1497147
    (State or other jurisdiction of incorporation           (I.R.S. Employer Identification Number)
                  or organization)


               2229 - 112TH AVENUE N.E.
           BELLEVUE, WASHINGTON 98004-2936                                 (425) 372-2747
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

        The number of shares outstanding of the registrant's common stock as of November 8, 2000 was 11,331,054.


--------------------------------------------------------------------------------

                                ARIS CORPORATION
                                    FORM 10-Q

INDEX

                                                                            PAGE
PART I. FINANCIAL INFORMATION

Item 1     Financial Statements (unaudited)

               a)  Condensed Consolidated Balance Sheets as of
                   September 30, 2000 and December 31, 1999..............     3

               b)  Condensed Consolidated Statements of Operations
                   for the three and nine months ended September 30,
                   2000 and 1999.........................................     4

               c)  Condensed Consolidated Statements of Cash
                   Flows for the nine months ended September 30, 2000
                   and 1999..............................................     5

               d)  Condensed Consolidated Statement of Changes in
                   Shareholders' Equity for the nine months ended             6
                   September 30, 2000....................................

               e)  Notes to Condensed Consolidated Financial
                   Statements............................................     7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    11

Item 3     Qualitative And Quantitative Disclosures About
           Market Risk...................................................    20

PART II.      OTHER INFORMATION


Item 1     Legal Proceedings.............................................    21

Item 2     Changes in Securities.........................................    21

Item 3     Defaults Upon Securities......................................    21

Item 4     Submission of Matters to a Vote of Security Holders...........    21

Item 5     Other Information.............................................    21

Item 6     Exhibits and Reports on Form 8-K..............................    21

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

ARIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data) (Unaudited)
--------------------------------------------------------------------------------


                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     2000              1999
                                                                 -------------      ------------
Assets
Current assets:
      Cash and cash equivalents ..........................         $ 15,410          $ 10,500
      Accounts receivable, net of allowance for
         doubtful accounts of $2,930 and $2,497 ..........           16,418            27,600
      Other current assets ...............................            9,307             8,608
                                                                   --------          --------
          Total current assets ...........................           41,135            46,708

      Property and equipment, net ........................            9,152            14,833
      Intangible and other assets, net ...................           11,138            13,041
                                                                   --------          --------
          Total assets ...................................         $ 61,425          $ 74,582
                                                                   ========          ========

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable ...................................         $  1,480          $  3,056
      Accrued liabilities ................................            8,577             8,480
      Deferred revenue ...................................              804             2,366
                                                                   --------          --------
          Total current liabilities ......................           10,861            13,902
                                                                   --------          --------

Deferred income taxes ....................................               --               546
                                                                   --------          --------

Commitments and contingencies
Shareholders' equity:
      Preferred stock, 5,000,000 shares authorized,
      none issued and outstanding Common stock, no
      par value; 100,000,000 shares authorized, 11,434,754
      and 12,646,143 issued and outstanding
      Additional paid-in capital .........................           51,691            54,904
      Retained earnings (accumulated deficit) ............             (351)            5,433
      Accumulated other comprehensive loss ...............             (776)             (203)
                                                                   --------          --------
          Total shareholders' equity .....................           50,564            60,134
                                                                   --------          --------
          Total liabilities and shareholders' equity .....         $ 61,425          $ 74,582
                                                                   ========          ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data) (Unaudited)
--------------------------------------------------------------------------------


                                                      FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                 ----------------------------------          ----------------------------------
                                                 SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                     2000                  1999                  2000                  1999
                                                 ------------          ------------          ------------          ------------
Revenue, net:
   Consulting ..........................         $     14,502          $     19,400          $     43,513          $     56,026
   Software ............................                1,038                 1,932                 5,134                 6,495
                                                 ------------          ------------          ------------          ------------
   Total revenue .......................               15,540                21,332                48,647                62,521
Cost of net revenue ....................                9,412                11,004                29,773                32,131
                                                 ------------          ------------          ------------          ------------
   Gross profit ........................                6,128                10,328                18,874                30,390
Selling, general and
   administrative expense ..............                7,073                 7,139                25,732                21,768
Amortization of intangible
   assets ..............................                  896                   323                 2,747                   404
Charges related to acquisitions ........                   --                   383                    --                   383
                                                 ------------          ------------          ------------          ------------
   Income (loss) from continuing
     operations ........................               (1,841)                2,483                (9,605)                7,835
Other income, (loss):
   Loss on marketable
      securities .......................               (1,048)                   --                (1,048)                   --
   Gain on sale of 85% ownership
      in Noetix Corporation ............                  282                    --                   282                    --
   Other, net ..........................                 (141)                  158                   273                   516
                                                 ------------          ------------          ------------          ------------
      Total other income (loss) ........                 (907)                  158                  (493)                  516
   Income (loss) from continuing
     operations before income tax ......               (2,748)                2,641               (10,098)                8,351
Income tax expense (benefit) ...........                 (578)                  978                (3,304)                3,283
                                                 ------------          ------------          ------------          ------------
   Income (loss) from
     continuing operations .............               (2,170)                1,663                (6,794)                5,068
Discontinued operations:
   Loss from discontinued
     operations, net of tax ............                  (60)               (6,617)               (4,507)               (7,775)
   Gain on disposal of
     discontinued operations, net
     of tax ............................                5,517                    --                 5,517                    --
                                                 ------------          ------------          ------------          ------------
      Total discontinued
        operations income (loss) .......                5,457                (6,617)                1,010                (7,775)
                                                 ------------          ------------          ------------          ------------

Net income (loss) ......................         $      3,287          $     (4,954)         $     (5,784)         $     (2,707)
                                                 ============          ============          ============          ============
Basic earnings (loss) per share:
   Continuing operations ...............         $      (0.17)         $       0.14          $      (0.53)         $       0.45
                                                 ============          ============          ============          ============
   Discontinued operations .............         $       0.44          $      (0.57)         $       0.08          $      (0.69)
                                                 ============          ============          ============          ============
   Net income (loss) ...................         $       0.26          $      (0.43)         $      (0.46)         $      (0.24)
                                                 ============          ============          ============          ============
Weighted-average number of
   common shares - Basic ...............           12,495,000            11,583,000            12,711,000            11,257,000
                                                 ============          ============          ============          ============
Diluted earnings (loss) per share:
   Continuing operations ................        $      (0.17)         $       0.14          $      (0.53)         $       0.44
                                                 ============          ============          ============          ============
   Discontinued operations .............         $       0.44          $      (0.56)         $       0.08          $      (0.67)
                                                 ============          ============          ============          ============
   Net income (loss) ...................         $       0.26          $      (0.42)         $      (0.46)         $      (0.23)
                                                 ============          ============          ============          ============
Weighted-average number of
   common and potential common
   shares - Diluted ....................           12,495,000            11,758,000            12,711,000            11,545,000
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

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                  FOR THE NINE MONTHS ENDED
                                                                -------------------------------
                                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                    2000              1999
                                                                -------------     -------------
Net cash provided by operating activities .................       $  2,374          $  4,338
                                                                  --------          --------

Cash flows from investing activities:
  Proceeds from sale of training operations ...............          7,522               ---
  Sale of 85% ownership in Noetix Corporation .............         (1,295)              ---
  Purchases of property and equipment .....................           (221)           (1,937)
  Proceeds from sales of property and equipment ...........             27               ---
  Acquisition of businesses, net of cash acquired .........            ---            (2,735)
  Sales of investments in marketable securities ...........            ---             6,513
                                                                  --------          --------
     Net cash provided by investing activities ............          6,033             1,841
                                                                  --------          --------

Cash flows from financing activities:
  Repurchase of common stock ..............................         (4,478)           (3,073)
  Proceeds from stock option exercises ....................            718               285
   Proceeds from sale of common stock through the
     employee stock purchase plan .........................            752               757
                                                                  --------          --------
     Net cash provided by (used in) financing activities ..         (3,008)           (2,031)
                                                                  --------          --------

Net increase in cash and cash equivalents .................          5,399             4,148
Effect of exchange rate changes on cash and cash ..........           (489)             (188)
equivalents
Cash and cash equivalents at beginning of period ..........         10,500             5,225
                                                                  --------          --------
Cash and cash equivalents at end of period ................       $ 15,410          $  9,185
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

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY
(In thousands, except for share data) (Unaudited)
--------------------------------------------------------------------------------

                                                COMMON STOCK                              RETAINED       ACCUMULATED
                                       -----------------------------  ADDITIONAL          EARNINGS          OTHER          TOTAL
                                         SHARES                        PAID-IN          (ACCUMULATED    COMPREHENSIVE  SHAREHOLDERS'
                                         ISSUED             AMOUNT     CAPITAL            DEFICIT)           LOSS          EQUITY
                                       ----------         ----------  ----------        ------------    -------------- -------------
Balance at December 31, 1999           12,646,143         $       --   $ 54,904          $    5,433       $     (203)     $ 60,134
Shares issued under employee
  stock purchase plan                     200,750                           752                                                752
Stock options exercised                   158,375                           718                                                718
Repurchase of shares                   (1,284,800)                       (4,478)                                            (4,478)
Shares received in sale of 85%
  ownership in Noetix Corporation.       (285,714)                       (1,000)                                            (1,000)
Tax benefit related to stock
  options exercised                                                         272                                                272
Value ascribed to warrants issued                                           523                                                523
Comprehensive loss:
   Net (loss)                                                                                (5,784)
   Foreign currency
     translation adjustments                                                                                    (565)
   Unrealized loss on investments                                                                                 (8)
      Total comprehensive loss                                                                                              (6,357)
                                       ----------         ----------   --------          ----------       ----------      --------
Balance at September 30, 2000          11,434,754         $       --   $ 51,691          $     (351)      $     (776)     $ 50,564
                                       ==========         ==========   ========          ==========       ==========      ========



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

        A reconciliation of the difference between the weighted-average number of common shares outstanding used to calculate basic earnings (loss) per share and the weighted-average number of common and potential common shares outstanding used to calculate diluted earnings (loss) per share is as follows (in thousands):

                                                For the Three Months Ended    For the Nine Months Ended
                                                      September 30,                September 30,
                                                --------------------------    -------------------------
                                                   2000           1999           2000           1999
                                                  ------         ------         ------         ------
        Weighted-average number of
          common shares outstanding               12,495         11,583         12,711         11,257
        Effect of dilutive securities:
          Options and warrants                        --            175             --            288
                                                  ------         ------         ------         ------
        Weighted-average number of common
          and potential common shares
          outstanding                             12,495         11,758         12,711         11,545
                                                  ======         ======         ======         ======

        Options to purchase certain shares of Common Stock were outstanding in 2000, but were not included in the computation of diluted earnings
        (loss) per share because the loss from continuing operations made this inclusion anti-dilutive. The dilutive effect of options and warrants is included in 1999 because there was income from continuing operations.

3. The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the Chief Operating Decision Maker, as defined by SFAS No. 131. Aris has been engaged in three distinct businesses consisting of database and Internet consulting services, software sales and the discontinued information technology training operations. Segment operating results are measured based on income (loss) from operations before income taxes. Total revenue by segment represents sales to unaffiliated customers. Inter-segment sales have been eliminated. Summarized financial information by business group for the three and nine months ended September 30, 2000 and 1999 follows:

        (In thousands)                                                             SUBTOTAL       TRAINING GROUP
                            CONSULTING          SOFTWARE                          CONTINUING       DISCONTINUED
                               GROUP             GROUP           CORPORATE        OPERATIONS        OPERATIONS
                            ----------          --------         ---------        ----------      --------------
Three months ended
  September 30, 2000:

    Net revenue               $ 14,502          $  1,038          $      0          $ 15,540          $  1,122


    Loss from
    operations before
    income taxes              $ (1,279)         $   (171)         $   (391)         $ (1,841)         $   (373)

Three months ended
  September 30, 1999:

    Net revenue               $ 19,400          $  1,932          $      0          $ 21,332          $  7,662


    Income (loss)
    from operations
    before income
    taxes                     $  2,404          $    305          $   (226)         $  2,483          $ (8,276)


        (In thousands)                                                             SUBTOTAL       TRAINING GROUP
                              CONSULTING         SOFTWARE                          CONTINUING      DISCONTINUED
                                 GROUP            GROUP          CORPORATE         OPERATIONS       OPERATIONS
                              ----------         --------        ---------         ----------     --------------
Nine months ended
  September 30, 2000:

    Net revenue                $ 43,513          $  5,134         $      0          $ 48,647          $ 13,481


    Income (loss) from
    operations before
    income taxes               $ (8,652)         $    443         $ (1,396)         $ (9,605)         $ (5,914)

    Assets                     $ 28,076          $     24         $ 33,068          $ 61,168          $    257

Nine months ended
  September 30, 1999:

    Net revenue                $ 56,026          $  6,495         $      0          $ 62,521          $ 26,531

    Income (loss) from
    operations before
    income taxes               $  6,603          $  1,619         $   (387)         $  7,835          $(10,241)


4.      Discontinued Operations.

        In August 1999, in an effort to improve the profitability of its training division, Aris closed three unprofitable training centers located in New York, Minneapolis and Chicago. The estimated expenses associated with the closing of these centers were approximately $6.6 million, which is included in the loss from discontinued operations. A summary of the related expense and accrual activity is as follows (in thousands):

                                                                    REDUCTION
                                                    CONTRACT            IN
                                                      AND            CARRYING           OTHER
                                   EMPLOYEE          LEASE           VALUE OF          RELATED
                                   SEVERANCE      TERMINATIONS        ASSETS            COSTS            TOTAL
                                   ---------      ------------      ----------         -------          -------
Initial Expense                     $   175          $ 1,209          $ 4,497          $   719          $ 6,600
Amounts utilized in 1999               (175)            (313)          (4,497)            (719)          (5,704)
                                    -------          -------          -------          -------          -------
Accrual, December 31, 1999               --              896               --               --              896
Amounts utilized in 2000                 --             (717)              --               --             (717)
                                    -------          -------          -------          -------          -------
Accrual, September 30, 2000         $    --          $   179          $    --          $    --          $   179
                                    =======          =======          =======          =======          =======

        The remaining balance accrued for contract and lease terminations at September 30, 2000 represents estimated lease payments, net of sublease income, and estimated brokers commissions. This remaining balance is expected to be substantially utilized during the fourth quarter of 2000.

        In March 2000, the Company announced the closure and divestiture of its remaining US "brick and mortar" training operations. The operations in Denver, CO and Washington, DC were closed during the second quarter of 2000. The operations of the Bellevue, WA and Portland, OR centers were sold to former members of the Company's management team on May 1, 2000. The operations of the Texas centers were sold to former members of the Company's management team on June 2, 2000. Aris estimated the net expenses related to these actions would be approximately $4.0 million, which is included in the loss from discontinued operations. A summary of the estimated related expenses and accrual activity is as follows (in thousands):

                                                                    REDUCTION
                                                                       IN
                                                     CONTRACT        CARRYING           OTHER
                                    EMPLOYEE         & LEASE         VALUE OF          RELATED
                                   SEVERANCE       TERMINATIONS       ASSETS            COSTS            TOTAL
                                   ---------       ------------     ---------          -------          -------
Initial Expense                     $   413          $   894          $ 2,639          $    54          $ 4,000
Amounts utilized in 2000               (413)            (786)          (2,639)             (54)          (3,892)
                                    -------          -------          -------          -------          -------

Accrual, September 30, 2000         $    --          $   108          $    --          $    --          $   108
                                    =======          =======          =======          =======          =======

        The remaining balances are expected to be substantially utilized by March 2001.

        On September 18, 2000, the Company completed the sale of its European training operations to Gilat Communications Ltd., John Bryce Training Ltd., Winford Management Limited and John Bryce Training (Europe) B.V., collectively referred to as "Gilat" or "buyer". Pursuant to the terms of an asset purchase agreement, the Company received approximately $10.8 million of which $6.6 million was cash and the balance in 295,454 shares of Gilat common stock, which is included in gain on disposal of discontinued operations. In exchange, the buyer received substantially all of the assets of Aris' UK education operations and all of the outstanding stock of Aris Computer Services GmbH, which was sold to John Bryce Training (Europe) B.V. as part of the transaction. The total gain on the disposal of the discontinued training operations is approximately $6,590,000. As of September 30, 2000 the company recorded a loss of $1,048,000 on the Gilat common stock received in the sale. Such loss is included in the statement of operations because it is believed to be other than temporary. As of November 9, 2000, the value of the shares had declined approximately an additional $1,900,000.

        On October 16, 2000, the Company's Board of Directors approved a plan to divest its on-line training subsidiary. Although it is difficult to predict, the Company expects to complete the divestiture of this business by November 15, 2000. Since on-line training is the final remaining element of the Company's training business segment, all training operating results are correspondingly reported as discontinued operations, effective September 30, 2000 and the consolidated financial statements have been reclassified to present this business as a discontinued operation. The remaining assets and liabilities of the training business are not significant to the consolidated financial statements at September 30, 2000. The Company recorded $100,000 at September 30, 2000 for additional anticipated operating losses between the reporting date and the date of divestiture as part of the gain on disposal of discontinued operations.

5. In April 2000, the Company entered into a master services agreement to provide $6.0 million of eBusiness consulting services to General Electric Company ("GE") over a period of 12 months. If GE fails to meet its obligation to purchase such services by June 30, 2001, GE agrees to pay the Company the difference between the $6.0 million and the total of the amount paid for actual services provided during such period. In conjunction with GE's commitment to the aforementioned services, the Company granted GE warrants to purchase 150,000 shares of the Company's Common Stock at a purchase price of $6.4375 per share. The warrants vested immediately upon issuance and expire on April 20, 2003. The fair value of these warrants will result in a non-cash charge of approximately $523,000, which will be reflected as a reduction of revenues over the period services are provided.

6. In April 2000, the Company's shareholders approved the adoption of the 2000 Stock Option Plan (the "2000 Plan") which provides for the granting of qualified and non-qualified stock options to employees, directors, officers, certain non-employee advisors and consultants and non-employee directors of Aris. The Compensation Committee of the Board of Directors (the "Committee"), whose members are independent, non-employee directors of the Company, will administer the 2000 Plan. The plan authorizes 2,500,000 shares of Aris' Common Stock for issuance under the terms of the 2000 Plan. The date of grant, option price, vesting period and other terms specific to options granted under the 2000 Plan are to be determined by the Plan Administrator. Options granted under the 2000 Plan expire 10 years from date of grant. The 2000 Plan will, for any new grants, replace the Aris 1997 Stock Option Plan.

7. On September 1, 2000, the Company sold 85% of its stock in Noetix Corporation, formerly Aris Software, Inc., ("Noetix") to investors led by Paul Song, the Company's Chairman of the Board and former Chief Executive Officer. Under the terms of a stock purchase agreement, the Company received 285,714 shares of Aris Common Stock. The Company retains 15% ownership in Noetix and accounts for such investment using the equity method. Additionally, Aris was granted warrants for the right to purchase 3.5 million shares of Noetix stock for an aggregate exercise price of $200,000. The Company will receive approximately $77,000 monthly for rental of facilities and providing administrative and systems support services to Noetix through August 2001. The Company recorded a gain on the sale of $282,000. During the month ended September 30, 2000, the Company recorded its equity interest in earnings of Noetix of approximately $22,000.

8. During the quarter ended September 30, 2000, the Company initiated a stock repurchase plan due to the pricing levels and current stock market conditions. The Company repurchased approximately 1.3 million shares of its Common Stock for approximately $4,478,000 during the quarter.

9. During the nine months ended September 30, 2000, the Company had the following noncash investing and financing activities related to the sales of US and European training operations and Noetix (in thousands):

   Training Operations                 US             EUROPEAN            TOTAL
   -------------------              --------          --------          --------
Accounts Receivable                 $   (441)         $ (1,264)         $ (1,705)
 Other current assets                   (208)             (429)             (637)
Property and equipment, net           (2,388)           (1,894)           (4,282)
Intangible and other
  assets, net                             --              (462)             (462)
Accounts Payable                          --                23                23
Accrued Liabilities                      205              (976)             (771)
Deferred Revenue                         444               934             1,378
                                    --------          --------          --------
  Total net asset
  (decrease)                          (2,388)           (4,068)           (6,456)
                                    --------          --------          --------

Consideration received:
  Notes receivable                       950                --               950
  Securities                             438             4,136             4,574
  Cash                                   900             6,622             7,522
                                    --------          --------          --------
  Total assets received                2,288            10,758            13,046
                                    --------          --------          --------

Net gain (loss)                     $   (100)         $  6,690          $  6,590
                                    ========          ========          ========

      Noetix Corporation
      ------------------
Cash                                         $(1,295)
Other current assets                             (34)
Property and equipment, net                     (196)
Intangible and other assets, net                (853)
Accrued Liabilities                              481
Deferred Revenue                               1,179
                                             -------
  Total net asset (decrease)                    (718)
                                             -------

Consideration received - securities:           1,000
                                             -------
Net gain                                     $   282
                                             =======


10. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not currently use derivative instruments, therefore the adoption of this statement will not have any effect on the Company's results of operations or its financial position or cash flows.

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB No. 101 for its fiscal quarter ending December 31, 2000. The Company is currently reviewing the requirements of SAB No. 101.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Aris' revenue has been derived from the sale and delivery of consulting and training services and sales of licenses and maintenance and support agreements for software products. Consulting revenue is derived primarily from fees billed to clients for consulting services. Revenue from contracts that are billed on a time and materials basis is recognized as services are performed. Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date and cost to complete compared to estimated total costs for the contract. Aris bills clients on a monthly or semi-monthly basis. Where revenue is recognized before an invoice is sent, the revenue in excess of billings is recorded as work in progress. Occasionally, clients request that Aris provide hardware and software in conjunction with consulting projects. In such cases, Aris recognizes as revenue only the difference between its cost and the resale price for the software and hardware.

        Training, now a discontinued operation, had derived revenue primarily from fees charged to corporate clients for employee training, fees charged to individual students for open enrollment classes, fees from curriculum and custom courseware development for corporate clients and vendors such as Microsoft, fees derived from the licensing of proprietary courseware to third parties, and fees from performance improvement consulting and other consulting-based education services. Training was provided at client facilities, at Aris' training centers, and over the Internet or corporate intranets. In open enrollment classes, the Company sought to fill each available seat in each scheduled class. The Company continuously monitored this fill rate and canceled or rescheduled classes that were under-enrolled. The Company divested of its US "brick and mortar" training operations during the second quarter of 2000. The Company sold its European training operations during the third quarter of 2000. The Company's final training business element, its on-line training subsidiary, Netcisive, Inc., is expected to be divested by November 15, 2000.

        The Company generated software revenue from the sale of its proprietary software products, Aris DFRAG, TAMS, TAMS/O, Noetix Web Query and the NoetixViews suite of products, and from maintenance and support contracts with clients who purchased the software products. Revenue was recognized when the software product was shipped, collection was probable and there were no significant obligations of the Company remaining to be performed. Software maintenance and support was billed at the beginning of the contract period and was recognized ratably throughout the term of the contract. Noetix sells the Aris DFRAG, Noetix Web Query and NoetixViews suite of products in the US and UK. On September 1, 2000, the Company sold 85% of the shares of Noetix Corporation, formerly Aris Software, Inc. ("Noetix"), a wholly owned subsidiary.

        This commentary should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and quarterly report on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, and the Company's Current Reports on Form 8-K for a full understanding of the Company's financial condition and results of operations.

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

SIGNIFICANT EVENTS

        During the third quarter of 1999, Aris closed three unprofitable training centers located in New York, Minneapolis and Chicago. The estimated cost associated with the closing of these centers was approximately $6.6 million. All but $896,000 was utilized during 1999. The remaining balance accrued for contract and lease terminations at September 30, 2000 was approximately $179,000 and are anticipated to be substantially utilized during the fourth quarter of 2000.

        In March 2000, the Company announced the closing and divestiture of its remaining U.S. "brick and mortar" training operations. The operations in Denver, CO and Washington, DC were closed during the second quarter of 2000. The operations of the Bellevue, WA and Portland, OR centers were sold to former members of the Company's management team on May 1, 2000. The operations of the Texas centers were sold to former members of the Company's management team on June 2, 2000. Approximately 140 employees were terminated in connection with these closings and divestitures. Aris estimated the net costs of these closings and divestitures would be approximately $4.0 million, including payments of $413,000 in employee severance expenses, $894,000 in lease and contract termination costs, and reductions in the carrying value of assets of $5.0 million, comprised of a write off of $2.4 million in goodwill and $2.6 million of fixed assets, net of estimated proceeds related to the sale of certain operations. The net cost of closure was charged to expense in the quarter ended March 31, 2000. Revenue from these centers was $14.7 million or 12.5% of total revenues for the year ended December 31, 1999 and $3.7 million or 15% of total revenues for the quarter ended March 31, 2000.

        On September 18, 2000, the Company completed the sale of its European training operations to Gilat Communications Ltd., John Bryce Training Ltd., Winford Management Limited and John Bryce Training (Europe) B.V., collectively referred to as "Gilat" or "buyer". Pursuant to the terms of an asset purchase agreement, the Company received approximately $10.8 million of which $6.6 million was cash and the balance in 295,454 shares of Gilat common stock, which is included in gain on disposal of discontinued operations. In exchange, the buyer received substantially all of the assets of Aris' UK education operations and all of the outstanding stock of Aris Computer Services GmbH, which was sold to John Bryce Training (Europe) B.V. as part of the transaction. The total gain on the disposal of the discontinued training operations is approximately $6,590,000. As of September 30, 2000 the company recorded a loss of $1,048,000 on the Gilat common stock received in the sale. Such loss is included in the statement of operations because it is believed to be other than temporary.

        On October 16, 2000, the Company's Board of Directors approved a plan to divest its on-line training subsidiary. Although it is difficult to predict, the Company expects to complete the divestiture of this business by November 15, 2000. Since on-line training is the final remaining element of the Company's training business segment, all training operating results are correspondingly reported as discontinued operations, effective September 30, 2000 and the consolidated financial statements have been reclassified to present this business as a discontinued operation. The remaining assets and liabilities of the training business are not significant to the consolidated financial statements at September 30, 2000. The Company recorded $100,000 at September 30, 2000 for additional anticipated operating losses between the reporting date and the date of divestiture.

        On September 1, 2000, the Company sold 85% of the shares of Noetix to investors led by Paul Song, the Company's Chairman of the Board and former Chief Executive Officer. Under the terms of a stock purchase agreement, the Company received 285,714 shares of Aris Common Stock. The Company retains 15% ownership in Noetix and accounts for such investment using the equity method. Additionally, Aris was granted warrants for the right to purchase 3.5 million shares of Noetix stock for an aggregate exercise price of $200,000. The Company will receive approximately $77,000 monthly for rental of facilities and providing administrative and systems support services to Noetix through August 2001. The Company recorded a gain on the sale of $282,000. During the month ended September 30, 2000, the Company recorded equity interest in earnings of Noetix of approximately $22,000.

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



NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

        Total Revenue. Total revenue decreased $13,874,000 to $48,647,000 for the nine months ended September 30, 2000 from $62,521,000 for the nine months ended September 30, 1999, representing a 22% decrease. The decrease in total revenue is a result of the slow comeback from Y2K activity and the Company's re-channeled focus on eBusiness.

        Consulting Revenue. Consulting revenue decreased $12,513,000 to $43,513,000 for the nine months ended September 30, 2000 from $56,026,000 for the nine months ended September 30, 1999, representing a 22% decrease. Consulting revenue decreased as a result of an overall decrease in the level of consulting activity related to a slower than anticipated rebound from Aris' clients' focus on Y2K issues coupled with high staffing turnover, both voluntary and involuntary, as a result of our focus on eBusiness growth. Aris employed or contracted for the services of an average of 357 full-time consultants and project managers during the nine months ended September 30, 2000, compared to 396 during the nine months ended September 30, 1999.

        Software Revenue. Software revenue decreased $1,361,000 to $5,134,000 for the nine months ended September 30, 2000 from $6,495,000 in the nine months ended September 30, 1999, representing a decrease of 21%. The decrease in revenue is primarily attributable to the sale of the software division on September 1, 2000. Given the date of the sale of 85% of the software division, the third quarter of 2000 only includes two months of revenue compared to three months in the comparable quarter of the prior year.

        Cost of Net Revenue. Cost of revenues consists primarily of salaries and employee benefits for consultants, project managers, subcontractor fees, non-reimbursable travel expenses related to consulting and the cost of production of software modules and amortization of capitalized software costs. Cost of revenues decreased $2,358,000 to $29,773,000 in the nine months ended September 30, 2000 from $32,131,000 in the nine months ended September 30, 1999, a reduction of 7.3%. Cost of revenues as a percentage of revenues increased from 51.4% for the nine months ended September 30, 1999 to 61.2% for the nine months ended September 30, 2000. The decrease in cost of revenues is primarily a result of staffing turnover, both voluntary and involuntary. The increase as a percent of revenues is due to lower revenues than expected, lower utilization and the change in focus to eBusiness consulting.

        Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense consists primarily of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases; amortization of capitalized computer hardware and equipment costs; software license fees; legal, accounting and other professional fees, and travel and business development costs. SG&A expenses increased from $21,768,000 in the nine months ended September 30, 1999, to $25,732,000 in the nine months ended September 30, 2000, an 18.2% increase. This is due primarily to the purchase of fine.com, effective September, 1999, resulting in nine months of SG&A included in the 2000 results compared with only one month in 1999--approximately $3 million more in expenses. In addition, the Company increased its reserves for uncollectible accounts receivable by approximately $1 million in 2000 compared with the same time period in 1999. SG&A expenses as a percentage of revenue, increased from 34.8% to 52.9%, partially related to the increases referred to above but also relates to the lower level of revenues in 2000.

        Amortization of Intangible Assets. Amortization of intangibles was $404,000 during the nine months ended September 30, 1999 and $2,747,000 during the nine months ended September 30, 2000. The $2,343,000 increase in amortization of intangibles arises as a result of an increase in the intangibles balance attributable to the acquisition of fine.com, effective September 1, 1999. In 2000 there are nine months of amortization for fine.com compared with only one month in 1999.

        Charges Related to Acquisitions. Charges related to acquisitions were $383,000 for the nine months ended September 30, 1999 and represent necessary integration costs associated with the purchase of fine.com. There are no acquisition charges for the nine months ended September 30, 2000.

        Other Income (Loss). Other income (loss) consists of the following:

        a) Loss on marketable securities. In September 2000, the Company completed the sale of its European education operations and received 295,454 shares of Gilat common stock as part of the proceeds from the sale. The Gilat common stock held by the Company had an "other than temporary decline" in market value as of September 30,

                2000 and the Company therefore recorded a $1,048,000 loss as of that date. As of November 9, 2000 the value of the shares had declined approximately an additional $1,900,000.

        b) Gain on sale of an 85% ownership in the software division. On September 1, 2000, the Company sold 85% of the shares of Noetix, a wholly owned subsidiary of the Company, to a group of investors led by Paul Song, the Company's Chairman of the Board and former CEO. The total gain on the sale is $282,000. Aris received total consideration of approximately $2.4 million in cash, stock and receivables and retains 15% interest in Noetix.

        c) Other, net. This includes interest income on cash and cash equivalents and finance charges due on accounts receivable, gains/losses on sales of property and equipment, foreign exchange gains or losses and other miscellaneous income/expense. Other income, net, decreased $243,000 from $516,000 for the nine months ended September 30, 1999 to $273,000 for the nine months ended September 30, 2000.

        Income Tax Expense (Benefit). Due to the impacts on revenue and expenses discussed above, income tax expense shifted from $3,283,000 of tax expense for the nine months ended September 30, 1999 to a $3,304,000 tax benefit for the nine months ended September 30, 2000.

        Discontinued Operations. On October 16, 2000, the Company approved a plan to discontinue its on-line training subsidiary. Since on-line training is the last remaining element of the Company's training business segment, all training operating results are correspondingly reported as discontinued operations, effective September 30, 2000. The consolidated financial statements have been reclassified to segregate the continuing and discontinued operating results of the business. Discontinued operations is divided into the following:

        a) Income (loss) from discontinued operations, net of tax. This represents the results of training operations. The Company had losses of $4,507,000 ($5,827,000 loss net of tax benefit of $1,320,000) for the nine months ended September 30, 2000 and $7,775,000 ($10,214,000 loss net of tax benefit of $2,439,000)
                for the nine months ended September 30, 1999, respectively, a decrease of $3,268,000 or 42%. These losses relate primarily to ongoing net operating losses and costs associated with the closure or sale of existing training centers. These losses are greater in 1999 relative to 2000 due to more training centers being open during the comparable period in 1999. During the third quarter of 1999, the Company closed its training centers in New York, Minneapolis and Chicago, incurring $6,600,000 in reorganization costs. The Company closed Denver, CO and Washington, D.C. in the first quarter of 2000 and sold Seattle, WA, Portland, OR and Texas in the second quarter of 2000 for a net cost of $4,000,000.

        b) Gain on disposal of discontinued operations, net of tax. This represents the gain on the disposal of the Company's discontinued training operations completed on September 18, 2000. The Company also recorded $100,000 at September 30, 2000 for additional anticipated operating losses by its on-line training subsidiary between the reporting date and the date of divestiture. The total gain recorded by the Company is $5,517,000 ($6,590,000, net of $1,073,000 of tax expense).

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

        Total Revenue. Total revenues decreased $5,792,000 to $15,540,000 for the quarter ended September 30, 2000 from $21,332,000 for the quarter ended September 30,1999, representing a 27% decrease. This decrease is the result of lower than anticipated consulting revenues in 2000 compared to 1999. In addition, the sale of Noetix on September 1, 2000 resulted in only two months of Noetix revenue in 2000 compared with three months in 1999.

        Consulting Revenue. Consulting revenues decreased $4,898,000 to $14,502,000 for the quarter ended September 30, 2000 from $19,400,000 for the quarter ended September 30, 1999 representing a 25% decrease. Consulting revenue decreased as a result of an overall decrease in the level of consulting activity due to low consultant utilization coupled with fewer projects backlogged as a result of the transition of our sales staff's focus and practice. The Company employed or contracted for the services of an average of 334 full-time consultants and project managers during the quarter ended September 30, 2000 compared to 409 during the quarter ended September 30, 1999.

        Software Revenue. Software revenue decreased $894,000 to $1,038,000 for the quarter ended September 30, 2000 from $1,932,000 in the quarter ended September 30, 1999, representing an decrease of 46%. This decrease in revenue is attributable to the sale of 85% of the software division, Noetix Corporation, on September 1, 2000 resulting in only two months revenue in 2000 compared with three months in 1999.

        Cost of Revenues. Cost of revenues decreased $1,592,000 to $9,412,000 in the quarter ended September 30, 2000 from $11,004,000 in the quarter ended September 30, 1999. Cost of revenues as a percentage of revenues increased from 51.6% for the quarter ended September 30, 1999 to 60.6% for the quarter ended September 30, 2000. The decrease in cost of revenues is primarily a result of employee turnover and the decreased use of outside consultants due to fewer projects. The increase as a percent of revenues is due to the soft revenues, lower utilization and the change in focus to eBusiness.

        Selling, General and Administrative Expense. SG&A expense consists primarily of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases; amortization of capitalized computer hardware and equipment costs; software license fees and travel and business development costs. SG&A expense decreased $66,000 to $7,073,000 for the quarter ended September 30, 2000 from $7,139,000, for the quarter ended

September 30, 1999, representing a decrease of 1%. SG&A expenses remained relatively similar between the two quarters. This is due primarily to the following;

        a) A reduction in the number of management, sales and administrative staff subsequent to sale and closure of training operations, decreasing SG&A by approximately $700,000; and

        b) The purchase of fine.com, effective September, 1999, resulting in three months of SG&A included in the 2000 results relative to only one month in the comparable period for 1999--approximately $722,000 more in expenses.

        Amortization of Intangible Assets. Amortization of intangibles was $323,000 for the quarter ended September 30, 1999 and $896,000 during the quarter ended September 30, 2000. The increase in amortization of intangibles arises as a result of an increase in intangibles balances attributable to the acquisition of fine.com during the third quarter of 1999.

        Charges Related to Acquisitions. Charges related to acquisitions were $383,000 for the three months ended September 30, 1999 and represent necessary integration costs associated with the purchase of fine.com. There are no acquisition charges for the three months ended September 30, 2000.

        Other Income (Loss). Other income (loss) consists of the following:

        a) Loss on marketable securities. In September 2000, the Company completed the sale of its European education operations and received 295,454 shares of Gilat common stock as part of the proceeds from the sale. The Gilat common stock held by the Company had an "other than temporary decline" in market value as of September 30, 2000 and the Company therefore recorded a $1,048,000 loss as of that date. As of November 9, 2000 the value of the shares had declined approximately an additional $1,900,000.

        b) Gain on sale of an 85% ownership in the software division. On September 1, 2000, the Company sold 85% of the shares of Noetix, a wholly owned subsidiary of the Company, to a group of investors led by Paul Song, the Company's Chairman of the Board and former CEO. The total gain on the sale is $282,000. Aris received total consideration of approximately $2.4 million in cash, stock and receivables and retains 15% interest in Noetix.

        C) Other, net. This includes interest income on cash and cash equivalents and finance charges due on accounts receivable, gains/losses on sales of property and equipment, foreign exchange gains or losses and other miscellaneous income/expense. Other income, net, decreased $299,000 from $158,000 for the three months ended September 30, 1999 to a loss of $141,000 for the three months ended September 30, 2000.

        Income Tax Expense (Benefit). Income tax expense (benefit) decreased $1,556,000 to a benefit of $578,000 in the quarter ended September 30, 2000 from an expense of $978,000 for the quarter ended September 30, 1999. This benefit is a result of the losses currently being generated by the Company and is anticipated to continue until the Company has achieved profitability. The effective tax benefit rate for the quarter ended September 30, 2000 was approximately 21%.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2000, the Company had working capital of $30.3 million including $15.4 million of cash and cash equivalents. As of December 31, 1999, the Company had working capital of $32.8 million including $10.5 million of cash and cash equivalents. Aris intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from cash generated by operations and available cash.

        Net cash in the amount of $5,399,000 was provided by all activities in the nine months ended September 30, 2000. Operating activities provided cash in the amount of $2,374,000. The sale of certain of the Company's training and software operations, including miscellaneous property and equipment provided net cash in the amount of $6,254,000, a portion of which was used to purchase $221,000 of property and equipment, resulting in a net cash increase of $6,033,000. Financing activities used a total of $3,008,000 in the nine months ended September 30, 2000 including $4,478,000 to repurchase Company Common Stock, net of receipts from the exercise of stock options and issuance of shares for the employee stock purchase plan of $1,470,000.

        Net cash in the amount of $4,148,000 was provided by all activities in the nine months ended September 30, 1999. Operating activities provided cash in the amount of $4,338,000. Investing activities provided $1,841,000 of cash, including cash used in the acquisition of fine.com in the amount of $2,735,000 net of cash received in the acquisition, and proceeds from the sale of marketable securities in the amount of $6,513,000, a portion of which was used to purchase $1,937,000 of property and equipment. Financing activities used a total of $2,031,000 in the nine months ended September 30, 1999. Aris paid $3,073,000 to repurchase amounts of its own common stock and received $285,000 from the exercise of stock options and $757,000 for the issuance of shares for the employee stock purchase plan.

        At September 30, 2000, Aris had net accounts receivable of $16,418,000 and 90 days sales outstanding. At September 30, 1999, net accounts receivable were $26,652,000 and 84 days sales outstanding. The increase in days sales outstanding is attributable to: 1) over-age accounts acquired in the Company's merger with InTime on September 30, 1998, 2) several client bankruptcies, 3) an increase in accounts receivable from government contracts which typically pay more slowly than commercial accounts and 4) lower revenues.

        Aris has a $10 million line of credit with US Bank. The credit line provides funds for general business purposes as well as the acquisition of companies, and is secured by substantially all of Aris' assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. Aris is in compliance with all requirements of the credit line. At September 30, 2000 and December 31, 1999 there were no borrowings against the credit line. The credit line expires, if not earlier renewed, on June 30, 2001.

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





RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, " Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not currently use derivative instruments, therefore the adoption of this statement will not have any effect on the Company's results of operations, financial position or cash flows.

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB No. 101 for its fiscal quarter ending December 31, 2000. The Company is currently reviewing the requirements of SAB No. 101.


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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The Company is involved from time to time in routine legal proceedings incidental to its business. As of September 30, 2000, the Company was not involved in any material legal proceedings.


ITEM 2. CHANGES IN SECURITIES

        Not Applicable


ITEM 3. DEFAULTS UPON SECURITIES

        Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)     EXHIBITS


                See Exhibit Table on page 24.


        (B)     REPORTS ON FORM 8-K


        On August 11, 2000, the Company filed a Current Report Form 8-K under
Item 5 reporting the signing of a letter of intent to sell a majority share of it's software division to a group of investors led by Paul Song, Aris' Chairman of the Board and former Chief Executive Officer. The Company did not file financial statements with that Current Report on Form 8-K.

        On August 31, 2000, the Company filed a Current Report Form 8-K under
Item 5 reporting that, through its wholly-owned subsidiary, Aris UK Limited, it had entered into a definitive agreement to sell substantially all of the assets of its European training operations. The Company did not file financial statements with that Current Report on Form 8-K.

        On September 21, 2000, the Company filed a Current Report Form 8-K under
Item 5 reporting the completion of the sale of a majority share if it's software division to Paul Song, Aris' Chairman of the Board and former Chief Executive Officer. The Company did not file financial statements with that Current Report on Form 8-K.

        On October 3, 2000, the Company filed a Current Report Form 8-K under
Item 2 reporting the completion of the sale of substantially all of the assets of its European training operations through its wholly-owned subsidiary, Aris UK Limited. The Company filed financial statements with that Current Report on Form 8-K.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Dated this 13th day of              ARIS CORPORATION
        November, 2000.

                                            By: /s/ Diane Gamache
                                               ---------------------------------
                                            Diane Gamache, CPA
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer and Duly
                                            Authorized Officer)



                                    EXHIBITS


PAGE          EXHIBIT NUMBER                       EXHIBIT NAME
                  27.1                        Financial Data Schedule