Form 10-K
period 2000-12-31
ARIS CORP/
filed 2001-04-02
CIK 1037186

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
          (R) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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

       Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act:

                                              Name of each exchange
               Class                           on which registered
               -----                           -------------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

       The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 19, 2001 was approximately $14,830,137.

       The number of shares of the registrant's Common Stock outstanding at March 19, 2001 was 11,321,116.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Company's Annual Report to Shareholders are incorporated by reference in Part I and Part II hereof.

       The Company's definitive proxy statement for its annual meeting of shareholders on May 17, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year, is incorporated by reference in Part III hereof.

       See exhibit index on page 55
       This Form 10-K contains a total of 61 pages.

================================================================================

                                     PART I

ITEM 1. BUSINESS

       Aris Corporation (which may be referred to as "Aris" or the "Company") was incorporated in Washington in 1990. Aris is an eBusiness and information technology (IT) consulting firm that provides a full range of services including business strategy, enterprise applications and front-end web development. The Company believes that its ability to provide clients with integrated IT solutions, coupled with its focus on leading-edge technologies, applied to solving business problems, provides it with a unique, competitive advantage.

       All statements, trend analyses and other information contained herein relative to markets for the Company's services and products and trends in revenue, gross margins, expenses, results of operations and other financial information, as well as other statements including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business, market and economic risks, and the Company's actual results of operations may differ materially from those contained in the forward-looking statements.

INDUSTRY BACKGROUND

       Business enterprises face a rapidly changing, highly competitive environment where access to information through the use of information technology can result in improvements in products and services, lower costs and increased client satisfaction. In today's dynamic business environment, most business initiatives are heavily dependent on innovative information technology. An enterprise's ability to evaluate, integrate, deploy and leverage IT systems is a critical competitive issue. According to Kennedy Information Research Group, the IT consulting market is projected to exceed $120 billion by the year 2004. According to International Data Corporation (IDC), worldwide spending on eBusiness services will exceed $43 billion by 2002.

       In the past two years, there has been a dramatic shift in IT services toward the eBusiness services market. Aris subscribes to the Gartner Group definition of eBusiness as "any net-enabled business activity that transforms internal and external relationships to create value and exploit market opportunities driven by the new rules of the connected economy." It is important to note that effective eBusiness solutions require a solid enterprise application backbone such as financial, human resource management, distribution, manufacturing, customer relationship management (CRM) and other applications commonly referred to as enterprise resource planning applications (ERP). The complex task of developing and implementing enterprise-wide, mission critical solutions is a costly and time-consuming undertaking. For example, enterprise resource planning projects, which generally include planning and integration of manufacturing, distribution, financial and other business systems, require cooperation and coordination of virtually every department within an enterprise.

       Web development businesses lack enterprise systems and database integration expertise to implement a complete end-to-end solution. This gap creates a significant opportunity for solutions providers such as Aris. Aris believes that its legacy in enterprise application services and custom system development based on complex database technology, combined with a proven front-end Web development expertise, gives the Company a balance of skills that enables it to meet the entire spectrum of its clients' eBusiness and IT needs.

ARIS -- INNOVATIVE EBUSINESS CONSULTING

       Aris continues to aggressively build upon its strong foundation in both enterprise application services and Web development to maximize market opportunities for its customers. The Company targets Global 2000 and dynamic mid-market companies as its customers.

       Aris combines people, processes and technologies to deliver a complete suite of innovative solutions including strategy, application, interactive web, data-driven, integration and wireless solutions. These integrated solutions form the foundation of the Company's end-to-end solutions capability. The Company's skilled professionals tailor solutions to each customer's needs -- whether it is a specific point solution such as a financial application implementation, or a comprehensive solution encompassing the enterprise and the Web.

       The cornerstone of the Company's approach to solutions is the principle of interactive Enterprise Relationship Management or iERM. iERM connects the human dimension of technology with business models, markets, processes and infrastructure to extend relationships with key stakeholders -- customers, business-to-business partners and employees.

       With its resource allocation systems, the Company ensures that they provide the right personnel for the job. During the fourth quarter of 2000, the company utilized 326 full-time consultants and project managers. Consultant utilization, billing rates and headcount levels are reviewed regularly by management. As projects are completed, or as new consultants are hired, there may be periods when individual consultants or project managers are not assigned to active client projects. During these periods of non-assignment, consultants and project managers receive training on new technologies, help develop proprietary consulting methodologies and tools, or assist in developing the Company's internal data systems.


BUSINESS STRATEGY

       In 2000, Aris made a strategic decision to focus its resources on its core business -- eBusiness and information technology (IT) consulting. The Company's Board of Directors determined that Aris' training and software divisions were too resource-intensive and did not contribute proportionately to the Company's revenue. Accordingly, management was authorized and directed to divest Aris' non-strategic, non-consulting businesses, as described below:

~ By the second quarter of 2000, Aris completed the sale of its US training operations in Seattle, WA, Portland, OR and Dallas, TX to former members of Aris management, and the Company closed its Denver, CO and Washington, D.C. training centers. In the third quarter, the UK Education operations were sold to a group led by Gilat Communications Ltd. ("Gilat") for consideration of approximately $10.8 million consisting of $6.6 million in cash and 295,454 shares of Gilat common stock (NASDAQ National Market, symbol "GICOF").

- In April 2000, the Company announced the appointment of Carey Butler as Vice President, eBusiness Solutions, to lead Aris' eBusiness development practice in the United States.

- In June 2000, the Board of Directors appointed Kendall Kunz as President and CEO. The Company's founder, Paul Song, remained as Chairman of the Board.

- In the third quarter of 2000, Aris sold 85% of its software operations, Aris Software, Inc. (now known as Noetix Corporation), to a group of investors led by Paul Song, Aris' Chairman of the Board. As consideration, the Company received $1 million in Aris Corporation Common Stock, retained a 15% ownership interest in Noetix, and received warrants to purchase 3.5 million shares of Noetix common stock.

- In the fourth quarter of 2000, the Company appointed Dominic Leslie and Paul Trendall as co-Managing Directors of Aris' UK consulting operations.

- Finally, the Company realigned its consulting operations to integrate the two business lines of enterprise application solutions and eBusiness solutions into a single business line, and to focus on specific geographic metropolitan areas.


GROWTH STRATEGY

       Pursue new business opportunities with integrated eBusiness solutions. The Company anticipates that a unified eBusiness operation supported by an integrated solutions offering delivered by multi-disciplinary teams will further align its service-delivery capacities with current and projected market demand. This structure provides customers the ease of doing business with a single, qualified service provider for all of its eBusiness and IT consulting requirements.

       Pursue eBusiness with an interactive Enterprise Relationship Management
(iERM) approach. The Company continues to align its service offerings with the principles of iERM. iERM is designed to improve a corporation's relationships with customers, business partners, vendors and employees by leveraging the information inside its enterprise systems and conducting bi-directional interaction through the power of the Internet.

       Grow eBusiness practice from Global 2000 customer base. Aris has begun to market its eBusiness capabilities to its established Global 2000 customer base. Many of the Company's clients are seeking the rapid implementation of eBusiness solutions and demand a partner who understands how to integrate the front-end and back-office systems. Aris' ability to deliver an end-to end solution provides the Company with a competitive edge in the marketplace.

       Expand strategic relationships. To deliver the best solutions, Aris continues to forge strong alliances with leading technology partners. In addition to the traditional technologies of Oracle and Microsoft, Aris is partnering with companies that provide enterprise resource planning, Internet development platforms, content management, personalization and application hosting. The growing list of partnerships includes Intel, Dell, Rational, Vignette and Interwoven.

       Attract and Retain Highly Skilled Professionals. The Company's success depends on its ability to attract, train, motivate and retain highly skilled IT professionals. Aris is aggressively continuing its efforts to attract and retain top technology, functional, strategic, creative and business professionals with competitive compensation, a stimulating work environment, tangible prospects for career advancement, and opportunities to work with today's leading eBusiness technologies.

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

       Sales and Marketing Focus. Aris developed a comprehensive new sales and marketing strategy to better define its service offerings as well as its target markets. In December, an updated web site as well as new collateral was introduced to represent the new eBusiness solutions approach. The Aris marketing plan has a target market approach that includes trade shows, direct mail, partner events, and advertising in business and trade journals.

COMPETITION

       The eBusiness and IT consulting industry is rapidly growing and highly competitive. There are a large number of competitors, many of which have significantly greater financial, technical, marketing and human resources and greater name recognition than the Company. The Company believes that its ability to provide clients with an integrated IT solution, coupled with its focus on leading-edge technologies, provides it with a unique competitive advantage.

       Aris' principal competitors in the delivery of consulting services are the consulting divisions of the large multinational accounting firms, the consulting divisions of software vendors such as Oracle and Microsoft, as well as numerous international, national, and regional consulting firms. In addition, Aris competes with companies that specialize in Internet and electronic commerce solutions. The market for these solutions is intensely competitive, and characterized by rapid advances in technology and changing client requirements.

INTELLECTUAL PROPERTY

       The Company uses certain proprietary consulting methodologies, trademarks and service marks, and other proprietary intellectual property rights. The Company relies upon a combination of copyright, trademark and trade secret laws, as well as nondisclosure and other contractual arrangements, to protect its proprietary rights. The Company uses client licensing agreements and employee and third-party nondisclosure and confidentiality agreements to limit access to and distribution of its proprietary information.

PERSONNEL AND HUMAN RESOURCES

       As of December 31, 2000, the Company had 442 full-time employees, 307 of whom were based in the United States and 135 of whom were based in the United Kingdom. Of this total, 349 employees were involved in the sale, delivery and support of consulting services, and 93 were involved in corporate level management and administration. In addition, the Company from time to time retains the services of subcontractors for certain consulting and training engagements.

       The Company places significant emphasis on the recruitment, training and professional development of its employees, and believes that it offers competitive compensation and equity-based plans. The Company devotes considerable resources to its recruiting efforts. The Company identifies prospective employees through referrals from existing employees and clients, on-campus recruiting at colleges and universities, and by advertising at trade shows and over the Internet. At December 31, 2000, the Company had 6 full-time recruiters.

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

RISK FACTORS

THE FOLLOWING DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY, ITS BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS THAT MAY BE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS AND DISCUSSED ELSEWHERE HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS THOSE DISCUSSED ELSEWHERE THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS, READERS SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN ADDITION TO OTHER INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

COMPETITION

       The IT consulting industry is generally regarded as rapidly growing and highly competitive. Within this industry there are a large number of competitors, many of which have significantly greater financial, technical, marketing and human resources and greater name recognition than the Company. The Company believes that its ability to provide clients with an integrated IT solution, coupled with its focus on leading-edge technologies, provide it with a unique competitive advantage. Nevertheless, the Company competes with others in the consulting industry.

       Aris' principal competitors in the delivery of consulting services are the consulting divisions of the large multinational accounting firms, the consulting divisions of software vendors such as Oracle and Microsoft and numerous international, national and regional IT consulting firms. Generally, there can be no assurance that any future services performed by competitors will not achieve greater market acceptance than the Company's services. Failure by the Company to compete successfully in the IT consulting market will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

RECRUITMENT AND RETENTION OF INFORMATION TECHNOLOGY PROFESSIONALS

       The Company's future success will depend in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals, particularly project managers, and consultants. Highly skilled IT professionals are in high demand and are likely to remain a limited resource for the foreseeable future. The Company competes for consultants and project managers with other consulting firms, software vendors and consumers of IT consulting services. There can be no assurance that the Company will be successful in hiring and retaining a sufficient number of IT professionals to staff its consulting projects.

ABILITY TO MANAGE CHANGE

       The Company has experienced rapid change that has placed, and will continue to place, significant demands on its management and other resources. The Company expects to continue to hire additional personnel and possibly open new offices and make acquisitions and to dispose of non-performing assets. To manage this change effectively, the Company must continue to improve its operational, financial and other management processes and systems. In addition, the Company's success depends largely on management's ability to maintain high levels of employee utilization, project quality and competitive pricing for its services. No assurance can be given that the Company will be successful in managing change.

DEPENDENCE ON KEY VENDORS OF SOFTWARE TECHNOLOGY

       The Company relies on formal and informal relationships with key providers of software technology, in particular, Microsoft and Oracle. The Company participates in a number of Microsoft and Oracle programs that may enable the Company to obtain early information about new software products and benefit from the increased credibility and enhanced reputation resulting from vendor accreditation. Any significant changes to the vendor sponsored programs in which the Company participates or any deterioration in the relationship between the Company and a key vendor could result in the loss of vendor certifications, a reduction in the number of client referrals or render actions that might adversely affect the Company's ability to compete successfully.

RAPID TECHNOLOGICAL CHANGE

       The Company's success also depends in part on its ability to identify emerging IT trends and develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. This may require the Company to make substantial expenditures to develop new consulting services, hire new consultants, hire new project managers and to acquire new software and hardware. If the Company is unable, for financial or other reasons, to make these expenditures, hire additional qualified personnel, make the necessary acquisitions, or timely recognize emerging IT trends, the Company's ability to compete effectively may be materially and adversely affected.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS

       The Company's operations, related revenue and operating results historically have varied from quarter to quarter, and the Company expects these variations to continue. Factors causing such fluctuations have included and may include: the number, size and scope of consulting projects; the contractual terms and degree of completion of such projects; project delays; variations in utilization rates and average billing rates for consultants and project managers due to vacations, holidays and the integration of newly hired consultants; integration of acquired entities; and general economic conditions. Because a significant percentage of the Company's expenses, particularly personnel costs and rent, are relatively fixed in advance of any particular quarter, shortfalls in revenue caused by these and other factors may cause significant variations in operating results in any particular quarter.

POTENTIAL VOLATILITY OF STOCK PRICE

       The market for securities of early stage, small market capitalization companies is volatile, often as a result of factors unrelated to an issuer's operations. The Company believes factors such as quarterly variations in operating results, changes in relationships between the Company and certain key vendors of software products, general conditions in the IT industry or the industries in which the Company's clients compete and changes in earnings estimates by securities analysts could contribute to the volatility in the price of the Company's Common Stock and cause significant price fluctuations. These factors, as well as general economic conditions, could adversely affect the market price of the Common Stock. Furthermore, securities class action litigation against issuers is not uncommon, particularly following periods of volatility in the market price of an issuer's securities. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition, result of operations and cash flows. Any adverse determination in such litigation could subject the Company to significant liabilities.

RELIANCE ON KEY PERSONNEL

       The Company's continuing success will depend in large part on the continued services of a number of key employees, including Kendall Kunz, its President and Chief Executive Officer. The loss of the services of Mr. Kunz, along with certain of the Company's senior management or other key personnel, could have a material adverse effect on the Company. The Company has entered into employment agreements containing non-competition, non-solicitation and non-disclosure clauses with principally all of its management, consultants and project managers. These contracts, however, do not guarantee that these individuals will continue their employment with the Company. In addition, there is no guarantee that the non-competition and non-solicitation provisions of these agreements would be enforced by a court if the Company were required to seek to enforce its rights thereunder. The loss of one or more of the Company's key employees to a current or potential competitor could result in the loss of existing or potential clients to such competitor adversely affecting revenues and operating income.

INTELLECTUAL PROPERTY RIGHTS

       The Company uses certain proprietary consulting methodologies; software applications and products; trademarks and service marks and other proprietary and intellectual property rights. The Company relies upon a combination of copyright, trademark and trade secret laws, as well as nondisclosure and other contractual arrangements, to protect these proprietary rights. The Company uses client licensing agreements and employee and third party nondisclosure and confidentiality agreements to limit access to, and distribution of, its proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to deter misappropriation of such rights or that the Company will be able to detect unauthorized uses and take immediate or effective steps to enforce its rights. If substantial unauthorized uses of the Company's proprietary rights were to occur the Company could be required to engage in costly and time-consuming litigation to enforce its rights. In addition, the Company does business in countries that do not provide protection or enforcement of intellectual property rights to the same extent as the United States, and on the Internet, which is not currently subject to comprehensive regulation.

       The Company develops software application tools in the course of its consulting projects. The Company generally seeks to retain significant ownership or marketing rights for adaptation and reuse in subsequent projects. Issues relating to the ownership of and rights to use these tools can be complicated and there can be no assurances that disputes will not arise that affect the Company's ability to resell or reuse such products and methodologies.

       There can be no assurance that the Company's competitors will not independently develop tools or methodologies functionally similar to the Company's tools and methodologies, or that third parties will not claim that the Company's current or future services infringe their proprietary rights. Although the Company believes that its services do not infringe on any third-party intellectual property rights, there can be no assurance that such a claim will not be asserted against the Company in the future or that, if asserted, any such claim will be defended successfully.

CONTROL BY PRINCIPAL SHAREHOLDERS

       Paul Song, the Company's founder and Chairman of the Board, is the Company's single largest shareholder. Mr. Song; his wife, Tina Song and a limited liability company controlled by the Songs beneficially owned 33.06% of the Company's outstanding shares of Common Stock at December 31, 2000. As a result, Mr. and Mrs. Song will likely be able to control the affairs and management of the Company and the outcome of any matters requiring a shareholder vote (other than those matters for which a supermajority vote is required under Washington law or the Company's Amended and Restated Bylaws), including the election of the members of the Board of Directors. Such control could delay or prevent a change in control of the Company.

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

ITEM 2. PROPERTIES

       The Company owns its corporate headquarters in Bellevue, Washington. These premises consist of approximately 25,000 square feet, of which 19,000 square feet of office space house the Company's corporate, administrative, finance and accounting, human resources, marketing, legal and IT departments. The remaining 6,000 square feet of office space is leased by Noetix Corporation, the Company's minority interest investee. The Company and its consolidated subsidiaries also lease facilities in various locations listed in the table below (as of February 16, 2001):

                               APPROXIMATE
LOCATION                       SQUARE FOOTAGE            FUNCTION
--------                       --------------            --------
Columbia, SC                        2,000                Consulting
Denver, CO                          3,800                Consulting
Livingston, NJ                      7,100                Consulting
East Hanover, NJ                   13,400                Consulting
Plano, TX                           2,000                Consulting
Portland, OR                        7,900                Consulting
Seattle, WA                        15,650                Consulting
Tampa, FL                           4,500                Consulting
West Palm Beach, FL                 5,200                Consulting
Oxford, UK                          6,600                UK HQ, Consulting
Reading, UK                         2,400                Consulting

       The Company believes that the leased premises described above are adequate and suitable to its needs.

ITEM 3. LEGAL PROCEEDINGS

       The Company is from time to time involved in legal proceedings that arise out of the normal course of business. As of March 1, 2001, the Company was not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       A proposal to approve an amendment to the Company's 1998 Employee Stock Purchase Plan (the "ESPP") to increase the number of shares of Common Stock reserved for issuance under the ESPP from 500,000 to 800,000 shares, as recommended by the Board of Directors, was submitted to a vote of the Company's security holders at a special meeting held for that purpose on December 21, 2000. The proposal was approved by a majority of the Company's shareholders, with 10,289,169 shares voted in favor of the proposal and 255,136 voted against. 885,547 shares were withheld, and there were 5,902 abstentions and no broker non-votes.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

       The Company's Common Stock is listed for quotation on the NASDAQ National Market (symbol "ARSC"). The number of shareholders of record of the Company's Common Stock at March 19, 2001 was 156. The Company had warrants listed on the NASDAQ National Market (symbol "ARSCW"), which expired on February 15, 2000. These warrants were issued as consideration to the former holders of warrants of InTime in connection with the InTime Merger and commenced trading on the NASDAQ National Market on July 16, 1998. Each of these warrants entitled the holder to purchase one share of Aris Common Stock at an exercise price of $22.98. No warrants have been listed for quotation on the NASDAQ National Market since February 15, 2000.

       The Company has not declared or paid any cash dividends on its Common Stock since 1993. The Company currently anticipates that it will retain all future earnings for use in the expansion and operations of its business and does not anticipate paying cash dividends in the foreseeable future.

       High and low prices for the Company's Common Stock and warrants to purchase the Company's Common Stock for each quarter in 2000 and 1999 are as follows:

                                  COMMON STOCK

YEAR                                    STOCK PRICE
----                                    -----------
2000                                High             Low

   First Quarter ........          $16.44          $ 6.69
   Second Quarter .......          $ 8.25          $ 2.75
   Third Quarter ........          $ 4.50          $ 2.63
   Fourth Quarter .......          $ 3.00          $ 1.41

1999                                High             Low

   First Quarter ........          $14.63          $ 8.00
   Second Quarter .......          $10.63          $ 7.31
   Third Quarter ........          $ 9.31          $ 5.31
   Fourth Quarter .......          $13.50          $ 4.94

                        WARRANTS TO PURCHASE COMMON STOCK


YEAR                                    WARRANT PRICE
----                                    -------------
2000                                 High            Low

   First Quarter ........          $ 0.54          $ 0.08
   Second Quarter .......             N/A             N/A
   Third Quarter ........             N/A             N/A
   Fourth Quarter .......             N/A             N/A

1999                                 High            Low

   First Quarter ........          $ 1.94          $ 0.63
   Second Quarter .......          $ 0.84          $ 0.13
   Third Quarter ........          $ 0.50          $ 0.06
   Fourth Quarter .......          $ 0.22          $ 0.06


ITEM 6. SELECTED FINANCIAL DATA

       A summary of selected financial data as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 is set forth below (in thousands, except per share data).


RESULTS OF OPERATIONS                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                          1996          1997          1998           1999           2000
                                                        --------      --------      --------       --------       --------
Revenues from continuing operations                     $ 29,185      $ 47,391      $ 75,496       $ 83,199       $ 63,729
Costs and expenses from continuing operations           $ 29,140      $ 45,469      $ 71,934       $ 77,610       $ 75,122
Income (loss) from continuing operations, net of
    tax                                                 $     45      $  1,922      $  3,562       $  5,589       $(11,393)
Basic earnings (loss) per share, continuing
    operations                                          $   0.01      $   0.20      $   0.32       $   0.48       $  (0.92)
Diluted earnings (loss) per share, continuing
    operations                                          $   0.01      $   0.18      $   0.30       $   0.47       $  (0.92)
Income (loss) from discontinued operations, net of
    tax                                                 $  2,189      $  3,978      $ (2,162)      $ (8,112)      $    665



FINANCIAL CONDITION                                         DECEMBER 31,
                                     -----------------------------------------------------------
                                       1996         1997         1998         1999         2000
                                     -------      -------      -------      -------      -------
Cash, cash equivalents and
  securities available for sale      $ 3,516      $26,859      $11,738      $10,500      $13,868
Total assets                         $20,675      $60,551      $69,481      $74,582      $54,505
Shareholders' equity                 $13,190      $50,482      $55,314      $60,134      $45,330

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The Company's revenue is derived from the sale and delivery of its consulting services. Consulting revenue is derived primarily from fees billed to clients for consulting services. Revenue from contracts that are billed on a time and materials basis is recognized as services are performed. Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date compared to estimated total costs for the contract. The Company bills its clients on a monthly or semi-monthly basis. Where revenue is recognized before an invoice is sent, the revenue in excess of billings is recorded as consulting contracts in progress. Occasionally, the Company is requested to provide hardware and software in conjunction with its consulting projects. In such cases, the Company recognizes as revenue only the difference between its cost and the resale price for the software and hardware.


       Training, now a discontinued operation, derived revenue primarily from fees charged to corporate clients for employee training, fees charged to individual students for open enrollment classes, fees from curriculum and custom courseware development for corporate clients and vendors such as Microsoft, fees derived from the licensing of proprietary courseware to third parties, and fees from performance improvement consulting and other consulting-based education services. Training was provided at client facilities, at Aris' training centers, and over the Internet or corporate intranets. In open enrollment classes, the Company sought to fill each available seat in each scheduled class. The Company continuously monitored this fill rate and canceled or rescheduled classes that were under-enrolled. The Company divested of its United States "brick and mortar" training operations during the second quarter of 2000. The Company sold its European training operations during the third quarter of 2000. The Company's final training business element, its on-line training subsidiary, Netcisive, Inc., was sold in December 2000.


       The Company generated software revenue from the sale of its proprietary software products, Aris DFRAG, TAMS, TAMS/O, Noetix Web Query and the NoetixViews suite of products, and from maintenance and support contracts with clients who purchased the software products. Revenue was recognized when there was persuasive evidence of an arrangement for a fixed or determinable fee, the software product was shipped and collection was probable. Software maintenance and support was billed at the beginning of the contract period and was recognized ratably throughout the term of the contract. On September 1, 2000, the Company sold 85% of the shares of its software subsidiary, Aris Software, Inc.

SIGNIFICANT EVENTS

       As of July 1, 1999, Aris transferred the assets of its United States training operations into a wholly owned subsidiary, Aris Information Technology Training, Inc. ("AITT"), and aligned its training divisions worldwide under common management.

       During the third quarter of 1999, in a continuing effort to improve the profitability of its training division and focus corporate resources on the Company's overall eBusiness strategy, Aris closed three unprofitable training centers located in New York, NY Minneapolis, MN and Chicago, IL. The costs associated with closing these centers were estimated to be approximately $6.6 million, including payments of $1.4 million for employee severance expenses, lease terminations and termination of contract obligations, $4.5 million for reductions in carrying value of assets (representing a write-off of $3.5 million of goodwill and $1.0 million of leasehold improvements), and $700,000 of other expenses. The cost of closure was charged to expense in the quarter ending September 30, 1999. Revenue from these centers was $7.4 million or 18% of total training revenue for the year ended December 31, 1998, and $3.0 million or 11% of total training revenue for the nine months ended September 30, 1999. During the fourth quarter of 2000, the company reversed the remaining unused liability of approximately $179,000 related to these closures.

       On August 31, 1999, Aris completed its acquisition of fine.com International Corp. ("fine.com"), in a merger in which the shareholders of fine.com received an aggregate of 1,470,574 shares of the Company's Common Stock, plus approximately $3.0 million cash, representing an aggregate value of $4.553 per outstanding share of fine.com Common Stock. The aggregate consideration paid by Aris was approximately $12.3 million plus related acquisition costs. In addition, outstanding options to purchase Common Stock of fine.com were converted to options to purchase Common Stock of Aris, and warrants to purchase the Common Stock of fine.com were converted into warrants to purchase the amount of Aris Common Stock and cash that would have been received at the effective time of the merger by a holder of the amount of fine.com Common Stock issuable upon exercise of the warrant. The acquisition was accounted for under the purchase method of accounting. Excess purchase price was allocated to identified intangible assets acquired, which are amortized over varying lives by classification.

       In March 2000, the Company announced the closing and divestiture of its remaining United States "brick and mortar" training operations. The operations in Denver, CO and Washington, DC were closed during the second quarter of 2000. The operations of the Bellevue, WA and Portland, OR centers were sold to former members of the Company's management team on May 1, 2000. The operations of the Texas centers were sold to former members of the Company's management team on June 2, 2000. Approximately 140 employees were terminated in connection with these closings and divestitures. The net costs of these closings and divestitures were approximately $4.0 million, including payments of approximately $413,000 in employee severance expenses, $894,000 in lease and contract termination costs, and reductions in the carrying value of assets of $5.0 million, comprised of a write off of $2.4 million in goodwill and $2.6 million of fixed assets, net of proceeds related to the sale of certain operations. The net cost of closure was charged to expense in the quarter ended March 31, 2000. Revenue from these centers was $14.7 million or 12.5% of total revenues for the year ended December 31, 1999 and $3.7 million or 15% of total revenues for the quarter ended March 31, 2000. During the fourth quarter of 2000, the Company increased the liability related to these closures by approximately $179,000.

       In April 2000, the Company entered into a master services agreement to provide $6.0 million of eBusiness consulting services to General Electric Company ("GE") over a period of 12 months. If GE fails to meet its obligation to purchase such services by June 30, 2001, GE agrees to pay the Company the difference between the $6.0 million and the total of the amount paid for actual services provided during such period. In conjunction with GE's commitment to the aforementioned services, the Company granted GE warrants to purchase

150,000 shares of the Company's Common Stock at a purchase price of $6.4375 per share. The warrants vested immediately upon issuance and expire on April 20, 2003. The fair value of these warrants resulted in a non-cash charge of approximately $523,000, which is reflected as a reduction of revenues over the period services are provided.

       In April 2000, the Company's shareholders approved the adoption of the 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of qualified or non-qualified stock options to employees, directors, officers, certain non-employee advisors and consultants and non-employee directors of Aris. The Compensation Committee of the Board of Directors (the "Committee"), whose members are independent, non-employee directors of the Company, serves as Plan Administrator of the 2000 Plan. The 2000 Plan reserves 2,500,000 shares of Aris' Common Stock for issuance under the terms of the 2000 Plan. The date of grant, option price, vesting period and other terms specific to options granted under the 2000 Plan are determined by the Plan Administrator. Options granted under the 2000 Plan expire 10 years from date of grant. As of April 2000, Aris ceased granting options under its 1997 Stock Option Plan and began making all new grants of options under the 2000 Plan.

       On September 1, 2000, the Company sold 85% of its ownership in its software operations, Aris Software, Inc. (now known as Noetix Corporation) to a group of investors led by Paul Song, the Company's Chairman of the Board and former Chief Executive Officer. Under the terms of a stock purchase agreement, the Company received 285,714 shares of Aris Common Stock from Mr. Song. The Company retained 15% ownership in Noetix and accounts for such investment using the equity method because it has significant influence over Noetix. Additionally, Aris was granted warrants to purchase 3.5 million shares of common stock of Noetix Corporation. The Company will receive approximately $68,000 monthly for rental of facilities and providing administrative and systems support services to Noetix through August 2001. Subsequent to August 2001, Noetix will pay the Company approximately $31,000 monthly for rental of facilities through February 2002, with an option for another 12 months extension. The Company recorded a gain on the sale of $287,000. During the year ended December 31, 2000, the Company recorded its equity interest in earnings of Noetix of approximately $67,000.


       On September 18, 2000, the Company completed the sale of its European training operations to Gilat Communications Ltd., John Bryce Training Ltd., Winford Management Limited and John Bryce Training (Europe) B.V., collectively referred to as "Gilat" or "buyer". Pursuant to the terms of an asset purchase agreement, the Company received approximately $10.8 million of which $6.6 million was cash and the balance in 295,454 shares of Gilat common stock, which is included in gain on disposal of discontinued operations. In exchange, the buyer received substantially all of the assets of Aris' UK education operations and all of the outstanding stock of Aris Computer Services GmbH, which was sold to John Bryce Training (Europe) B.V. as part of the transaction. The total gain on the disposal of the discontinued training operations was approximately $6,472,000. As of December 31, 2000 the Company recorded losses totaling $3,545,000 on the Gilat common stock received in the sale. This total loss is included in the statement of operations because the decline in the value of the Gilat shares is believed to be other than temporary.

       On December 21, 2000, the Company completed the sale of its on-line training subsidiary to former members of its management team.

       On February 8, 2001, Aris returned all of its warrants to purchase 3.5 million shares of Noetix common stock to Noetix Corporation. The Company received total consideration of $2.5 million in cash from Noetix. Subsequent to this transaction, Aris retains 2 million shares of Noetix stock following a two-for-one stock split in February 2001.

                              2000 COMPARED TO 1999

       TOTAL REVENUE

       Total revenue decreased $19.5 million to $63.7 million for 2000 from $83.2 million for 1999, representing a 23.4% decrease.

       Consulting revenue decreased $16.4 million to $58.2 million for 2000 from $74.6 million for 1999, representing a 22.0% decrease. Consulting revenue decreased as a result of an overall decrease in the level of consulting activity related to a slower than anticipated rebound from Aris' clients' focus on Y2K issues coupled with high staffing turnover, both voluntary and involuntary, as a result of the focus on eBusiness growth. Aris employed or contracted for the services of an average of 350 full-time consultants and project managers during 2000, compared to 398 during 1999.

       Software revenue decreased $3.1 million to $5.5 million for 2000 from $8.6 million for 1999, representing a decrease of 36%. The decrease in revenue is due primarily to the sale of the Company's wholly owned software subsidiary on September 1, 2000.

       COST OF REVENUES

       Cost of revenues decreased $5.1 million to $38.5 million in 2000 from $43.6 million in 1999, representing a decrease of 11.8%. The decrease in cost of revenues is primarily a reflection of the use of fewer consultants, higher turnover and a tight labor market. Cost of revenues as a percentage of revenues increased from 52.4% for 1999 to 60.3% for 2000. The increase as a percent of revenues is due to lower revenues than expected, lower utilization and the change in focus to eBusiness consulting.

       SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE

       SG&A expense increased $4 million to $32.9 million or 51.6% of revenues for 2000 from $28.9 million or 34.8% of revenues for 1999, representing an increase of 13.8%. The increase in SG&A expenses is primarily due to the purchase of fine.com, effective September 1999, resulting in twelve months of SG&A included in the 2000 results compared with only four months in 1999. SG&A expenses, as a percentage of revenue, increased in part due to the increases referred to above and in part due to the lower level of revenues in 2000 relative to 1999.

       AMORTIZATION OF INTANGIBLE ASSETS

       Amortization of intangible assets increased $2.0 million to $3.7 million during 2000, compared to $1.7 million during 1999. Amortization of intangible assets primarily consists of the amortization of goodwill of acquired companies from transactions accounted for under the purchase method of accounting. The increase arises primarily as a result of goodwill from the fine.com acquisition in September 1999.

       ACQUISITION RELATED CHARGES

       The Company recorded no acquisition related charges during 2000, compared to $383,000 in 1999. Acquisition related charges during 1999 are primarily integration costs associated with the acquisition of fine.com in September 1999.

       OTHER INCOME (EXPENSE), NET


       Other income (expense), net, decreased $3.7 million to $3 million expense during 2000 from $654,000 income in 1999. Other income, net, includes interest income on cash, cash equivalents, investments and finance charges on accounts receivable. During 2000, the primary reason for the decline is a due to a write-down of $3.5 million for an other than temporary decline in the Company's investment in Gilat common stock received from the sale of its European training operations. During 2000 and 1999, average investments were $10.4 million and $8.7 million, respectively.

       INCOME TAX EXPENSE (BENEFIT)

       Income tax expense (benefit) for continuing operations decreased $6.7 million to a net benefit of $3.0 million in 2000 from $3.7 million expense in 1999. The Company's effective tax rate decreased from a 39.7% expense in 1999 to a 20.4% benefit in 2000. The change in this effective rate between years is primarily a result of net operating losses experienced in 2000 from the overall softening of consulting revenues relative to associated costs and the change in strategy to ebusiness.

       DISCONTINUED OPERATIONS

       On October 16, 2000, the Company approved a plan to discontinue its on-line training subsidiary. Since on-line training was the last remaining element of the Company's training business segment, all training business operating results were correspondingly reported as discontinued operations, effective September 30, 2000. The consolidated financial statements have been reclassified to segregate the continuing and discontinued operating results of the business. Discontinued operations is divided into the following:

              a) Loss from discontinued operations, net of tax. This represents the results of training operations prior to the decision to discontinue the operation. The Company had losses of $4,041,000 ($5,728,000 loss, net of tax benefit of $1,687,000) for the year ended December 31, 2000 and $8,112,000 ($10,466,000 loss net of tax benefit of $2,354,000) for the year ended December 31, 1999, respectively, a decrease of $4,071,000 or 50%. These losses related primarily to ongoing net operating losses and costs associated with the closure or sale of existing training centers. These losses are greater in 1999 relative to 2000 due to more training centers being open during the comparable period in 1999. During the third quarter of 1999, the Company closed its training centers in New York, Minneapolis and Chicago, incurring $6,600,000 in total costs. The Company closed Denver, CO and Washington, D.C. in the first quarter of 2000 and sold Seattle, WA, Portland, OR and Texas in the second quarter of 2000 for a net cost of $4,000,000.

       b) Gain on disposal of discontinued operations, net of tax. This represents the gain on the disposal of the Company's discontinued training operations, primarily the sale of the Company's European training operations, which was completed in September 2000 and the sale of its online training operations completed on December 21, 2000. The total gain on the sale of discontinued operations recorded by the Company is $4,706,000 ($6,416,000, net of $1,710,000 of tax expense).

                              1999 COMPARED TO 1998

       TOTAL REVENUE

       Total revenue increased $7.7 million to $83.2 million for 1999 from $75.5 million for 1998, representing a 10.2% increase.

       Consulting revenue increased $10.6 million to $74.6 million for 1999 from $64.0 million for 1998, representing a 16.6% increase. Consulting revenue increased as a result of an overall rise in the level of consulting activity due to the increased focus on eBusiness services as well as the acquisition of fine.com.

       Software revenue decreased $2.9 million to $8.6 million for 1999 from $11.5 million for 1998, representing a decrease of 25.2%. The decrease in revenue is due primarily to a reduction in the sales of the NoetixViews suite of products by the Company's wholly owned subsidiary. The decrease in sales is due to a general slowdown of ERP sales and partial saturation of the potential market due to the successful penetration of the NoetixViews product into the Oracle ERP customer base. Revenues related to the Company's TAMS/O product decreased to $1.0 million for the year ended December 31, 1999 compared to $1.5 million for the year ended December 31, 1998.

       COST OF REVENUES

       Cost of revenues increased $7.4 million to $43.6 million in 1999 from $36.2 million in 1998, representing an increase of 20.4%. The increase in cost of revenues is primarily a reflection of the purchase of fine.com and increasing labor rates due to the tight labor market. Cost of revenues as a percentage of revenues increased from 47.9% for 1998 to 52.4% for 1999. The increase in cost of revenues as a percentage of revenues was caused by lower consulting utilization due to client pre-Y2K concerns. During 1999, consulting cost of revenues were $42.1 million or 50.6% of total revenues compared to $34.5 million or 45.7% of total revenues in 1998. Software cost of revenues were $1.5 million in 1999, representing 1.8% of total revenues compared to $1.7 million or 2.3% of total revenues in 1998.

       SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE

       SG&A expense increased $889,000 to $28.9 million or 34.8% of revenues for 1999 from $28.0 million or 37.1% of revenues for 1998. The increase in SG&A expenses is the result of increased labor costs due to a tight labor market and the purchase of fine.com in August 1999.

       AMORTIZATION OF INTANGIBLE ASSETS

       Amortization of intangible assets increased $1.6 million to $1.7 million during 1999, compared to $124,000 during 1998. Amortization of intangible assets primarily consists of the amortization of goodwill of acquired companies where the transactions were accounted for under the purchase method of accounting. The increase arises primarily as a result of goodwill from the fine.com acquisition.

       ACQUISITION RELATED CHARGES

       The Company recorded acquisition related charges totaling $383,000 during 1999, compared to $4.5 million in 1998. For 1999, the acquisition charges are primarily integration costs associated with the acquisition of fine.com. For 1998, the acquisition charges relate the integration costs associated with the acquisition of InTime Systems International, Inc.

       OTHER INCOME, NET


       Other income, net, decreased $504,000 to $654,000 during 1999 from $1.2 million in 1998. Other income, net, consists primarily of interest income on cash and cash equivalents and finance charges on accounts receivable. During 1999 and 1998, average investments were $8.7 million and $14.4 million, respectively.

       INCOME TAX EXPENSE

       Income tax expense for continuing operations increased $300,000 to $3.7 million in 1999 from $3.4 million for 1998. The Company's effective tax rate decreased from 49.2% in 1998 to 39.7% in 1999. The change in the effective tax rate from year to year was primarily due to the higher nondeductible acquisition costs in 1998 in comparison to 1999.

       DISCONTINUED OPERATIONS

       As already mentioned, all training operating results are reported as discontinued operations. The consolidated financial statements have been reclassified to segregate the continuing and discontinued operating results of the business as follows:

              a) Loss from discontinued operations, net of tax. This represents the results of training operations. The Company had losses of $8,112,000 ($10,466,000 loss net of tax benefit of $2,354,000) for the year ended December 31, 1999 and $2,162,000 ($2,970,000 loss net of tax benefit of $808,000) for the year ended December 31, 1998, respectively, a decrease of $5,950,000 or 275%. These losses related to net operating losses and costs associated with the operation or closure of existing training centers. These losses are greater in 1999 relative to 1998 due to the closing training centers in 1999 relative to 1998. During the third quarter of 1999, the Company closed its training centers in New York, Minneapolis and Chicago, incurring $6,600,000 in total costs. There were no such costs in 1998.

              b) Gain on disposal of discontinued operations, net of tax. Since the sale of training operations occurred in 2000, there is no associated activity related to the sale in 1998 or 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 2000, the Company had working capital of $25 million including cash, cash equivalents and investments in marketable securities of $13.9 million. At December 31, 1999, the Company had working capital of $29 million including cash and cash equivalents of $10.5 million. The Company intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from cash generated by operations and available cash, cash equivalents and investments.

       During 2000, the Company's cash balance decreased by $3.1 million. Operating activities provided $2.4 million cash net of the use of $1.8 million for the decrease in accounts payable. The Company's investing activities used cash in the amount of $1.9 million, primarily for purchases of marketable securities in the amount of $6.5 million, purchases of property and equipment of $2.5 million and $1.3 million used in conjunction with the sale of 85% of its software subsidiary, net against $7.5 million received for the sale of training operations. Financing activities during 2000 used cash of $3.5 million, including $5 million cash to repurchase 1.5 million shares of its Common Stock, net of $1.5 million cash generated from the issuance of Common Stock and stock option exercises.

       During 1999, the Company's cash balance increased by $5.3 million. Operating activities provided $5.6 million cash, net of the use of $2.3 million for the decrease of accounts payable. The Company's investing activities provided cash in the amount of $1.9 million through the sale of marketable securities in the amount of $6.5 million, net of purchases of property and equipment of $1.9 million, and cash paid for the acquisition of fine.com of $2.7 million, net of cash received. Financing activities during 1999 used cash of $2.0 million due to $3.1 million cash used to repurchase 335,000 shares of its Common Stock, net of $1.1 million cash generated from the issuance of Common Stock and stock option exercises.

       The Company has financed its acquisitions of businesses through cash generated by operating activities and its initial public offering, promissory notes and the issuance of warrants and Common Stock. The Company believes that it will be able to continue to fund all capital required by the Company, including cash needed to acquire any new businesses, with cash generated from operations, cash currently on hand, bank financing and/or the issuance of additional debt or equity securities. The Company has a $10 million line of credit with US Bank, a division of First Bank Systems. The credit line provides funds for general business purposes as well as the acquisition of companies, and is collateralized by substantially all of the Company's assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. The Company is in compliance with all requirements of the agreement as of December 31, 2000. At December 31, 2000, there were no borrowings against the credit line. The credit line expires on June 30, 2001

       Management anticipates that during 2001, cash, cash equivalents and marketable securities will continue to be employed for general corporate purposes including the potential opening of new offices, potential acquisitions of companies and other business opportunities as they may arise. The Company anticipates that capital expenditures related to these purposes will continue to be financed by operational cash flows as well as utilization of invested funds, if needed.

                        RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as amended, is effective for the Company beginning in the year ending December 31, 2001. The Company does not expect adoption of this statement to have a material effect on results of operations, financial position or cash flows.

       In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 for the year ended December 31, 2000. Such adoption did not have a material impact on our results of operations, financial position or cash flows.

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

       Aris maintains an investment portfolio of certificates of deposits and equity securities. These investments are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with any unrealized gains or losses reported as a separate component of accumulated other comprehensive income unless they represent an other than temporary decline, in which case, they are recorded as a loss from operations. Part of this portfolio includes an investment in 295,454 shares of Gilat common stock (NASDAQ National Market, symbol "GICOF"), received as part of the proceeds from the sale of our European training operations. The value of these securities is subject to market price volatility. For example, as a result of recent market price volatility, we experienced a $1,048,000 loss during the third quarter of 2000 and a $2.5 million loss during the fourth quarter of 2000 on this investment. Since we considered these price declines to be other than temporary, we included the losses in operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                            Page in
                                                                                           Form 10-K
Consolidated Balance Sheets -- December 31, 1999 and 2000                                      25

Consolidated Statements of Operations -- years ended December 31, 1998, 1999 and 2000          26

Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Loss) -- years ended December 31, 1998, 1999 and 2000                                         27

Consolidated Statements of Cash Flows - years ended December 31, 1998, 1999 and 2000           28

Notes to Consolidated Financial Statements                                                     29

Report of PricewaterhouseCoopers LLP, Independent Accountants                                  51

Report of Shaw and Company, Chartered Certified Accountants                                    52

Schedule of Valuation and Qualifying Accounts and Reserves
(Exhibit 99.1)                                                                                 61

                                ARIS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                       DECEMBER 31,
                                                                                 -----------------------
ASSETS                                                                             1999           2000
                                                                                 --------       --------
Current assets:
     Cash and cash equivalents ............................................      $ 10,500       $  7,367
     Investments in marketable securities .................................            --          6,501
     Accounts receivable, net of allowance for
        doubtful accounts of $2,497 and $2,675 ............................        27,600         14,640
     Consulting contracts in progress .....................................         2,173            368
     Income tax receivable ................................................           863          3,414
     Deferred income taxes ................................................           477            601
     Prepaid expenses and other current assets ............................         1,178          1,287
                                                                                 --------       --------
         Total current assets .............................................        42,791         34,178
Property and equipment, net ...............................................        14,833          9,258
Intangible and other assets, net ..........................................        16,958         11,069
                                                                                 --------       --------
         Total assets .....................................................      $ 74,582       $ 54,505
                                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable .....................................................      $  3,056       $  1,272
     Accrued compensation and benefits ....................................         4,002          2,565
     Other accrued expenses ...............................................         4,067          3,497
     Deferred revenue .....................................................         2,366             27
     Income tax payable ...................................................           411          1,814
                                                                                 --------       --------
         Total current liabilities ........................................        13,902          9,175
                                                                                 --------       --------
Deferred income taxes .....................................................           546             --
                                                                                 --------       --------
Commitments (Note 10)
Shareholders' equity:
     Preferred Stock, without par value; 5,000,000 shares authorized; .....            --             --
         none issued and outstanding
     Common Stock, without par value; 100,000,000 shares ..................            --             --
         authorized, 12,646,143 and 11,228,754 issued and
         outstanding
     Additional paid-in capital ...........................................        54,904         51,199
     Retained earnings (deficit) ..........................................         5,433         (5,295)
     Accumulated other comprehensive loss .................................          (203)          (574)
                                                                                 --------       --------
         Total shareholders' equity .......................................        60,134         45,330
                                                                                 --------       --------
         Total liabilities and shareholders' equity .......................      $ 74,582       $ 54,505
                                                                                 ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ARIS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                    1998           1999           2000
                                                                                  --------       --------       --------
Revenues, net:
    Consulting .............................................................      $ 64,036       $ 74,620       $ 58,186
    Software ...............................................................        11,460          8,579          5,543
                                                                                  --------       --------       --------
        Total revenues, net ................................................        75,496         83,199         63,729
                                                                                  --------       --------       --------
Cost of revenues:
    Consulting .............................................................        34,477         42,086         37,445
    Software ...............................................................         1,710          1,510          1,010
                                                                                  --------       --------       --------
        Total cost of revenues .............................................        36,187         43,596         38,455
                                                                                  --------       --------       --------
    Gross profit ...........................................................        39,309         39,603         25,274
Selling, general and administrative expense ................................        28,023         28,912         32,901
Amortization of intangible assets ..........................................           124          1,696          3,681
Reorganization costs .......................................................           802             --             --
Charges related to acquisitions ............................................         4,509            383             --
                                                                                  --------       --------       --------
        Income (loss) from operations ......................................         5,851          8,612        (11,308)
                                                                                  --------       --------       --------
Other income (expense):
    Investment (expense) ...................................................            (5)            --         (3,545)
    Interest income, net ...................................................         1,148            836            682
    Other income (expense) .................................................            15           (182)          (149)
                                                                                  --------       --------       --------
                                                                                     1,158            654         (3,012)
                                                                                  --------       --------       --------
Income (loss) from continuing operations before income tax .................         7,009          9,266        (14,320)
Income tax expense (benefit) ...............................................         3,447          3,677         (2,927)
                                                                                  --------       --------       --------
Income (loss) from continuing operations, net of tax .......................         3,562          5,589        (11,393)
Discontinued operations:
     Loss from discontinued operations, net of income tax benefits of $808,
        $2,354 and $1,688 ..................................................        (2,162)        (8,112)        (4,041)
     Gain (loss) from disposal of discontinued operations, net of income tax
       expense $1,710 ......................................................            --             --          4,706
                                                                                  --------       --------       --------
            Total income (loss) from discontinued operations,
                net of tax .................................................        (2,162)        (8,112)           665
                                                                                  --------       --------       --------
Net income (loss) ..........................................................      $  1,400       $ (2,523)      $(10,728)
                                                                                  ========       ========       ========
Basic earnings (loss) per share -- continuing operations ...................      $   0.32       $   0.48       $  (0.92)
                                                                                  ========       ========       ========
Diluted earnings (loss) per share -- continuing operations .................      $   0.30       $   0.47       $  (0.92)
                                                                                  ========       ========       ========

Basic earnings (loss) per share -- discontinued operations .................      $  (0.19)      $  (0.70)      $   0.05
                                                                                  ========       ========       ========
Diluted earnings (loss) per share -- discontinued operations ...............      $  (0.18)      $  (0.68)      $   0.05
                                                                                  ========       ========       ========
Basic net earnings (loss) per share ........................................      $   0.13       $  (0.22)      $  (0.87)
                                                                                  ========       ========       ========
Diluted net earnings (loss) per share ......................................      $   0.12       $  (0.21)      $  (0.87)
                                                                                  ========       ========       ========
Weighted average number of common shares - Basic ...........................        11,115         11,605         12,362
                                                                                  ========       ========       ========
Weighted average number of common and
  potential common shares - Diluted ........................................        11,900         11,889         12,362
                                                                                  ========       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ARIS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                                         COMMON STOCK                                 ACCUMULATED
                                                       -----------------     ADDITIONAL                   OTHER           TOTAL
                                                       SHARES                 PAID-IN     RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                       ISSUED     AMOUNT      CAPITAL     EARNINGS    INCOME (LOSS)      EQUITY
                                                       ------     ------     ----------   --------    -------------   -------------
BALANCE AT JANUARY 1, 1998...........................  10,987        --       $43,749      $6,769         $ (36)        $50,482
Adjustment to conform fiscal year of
     Barefoot Computer Training Limited..............                                        (213)                         (213)
Shares issued in acquisition.........................       5                     150                                       150
Shares issued under employee stock
     purchase plan...................................     130                   1,504                                     1,504
Stock options exercised..............................     147                   1,449                                     1,449
Tax benefit related to stock options exercised                                    495                                       495
Comprehensive income:
   Net income........................................                                       1,400
    Foreign currency translation adjustments                                                                (16)
    Unrealized gains on securities, net of
      reclassification adjustment....................                                                        63
      Total comprehensive income.....................                                                                     1,447

                                                       ------     -----       -------     -------         -----         -------
BALANCE AT DECEMBER 31, 1998.........................  11,269        --        47,347       7,956            11           55,314
Shares issued in acquisition.........................   1,471                   9,260                                     9,260
Shares issued under employee stock
     purchase plan...................................     107                     757                                       757
Stock redemption.....................................    (355)                 (3,073)                                   (3,073)
Stock options exercised..............................     154                     353                                       353
Tax benefit related to stock options exercised                                    228                                       228
Non-cash stock-based compensation....................                              32                                        32
Comprehensive loss:
   Net loss..........................................                                      (2,523)
    Foreign currency translation adjustments                                                               (214)
      Total comprehensive loss.......................                                                                    (2,737)

                                                       ------     -----       -------     -------         -----         -------
BALANCE AT DECEMBER 31, 1999.........................  12,646        --        54,904       5,433          (203)         60,134
Shares issued under employee stock
     purchase plan...................................     201                     752                                       752
Stock redemption.....................................  (1,492)                 (4,977)                                   (4,977)
Stock options exercised..............................     159                     719                                       719
Shares received in sale of 85% ownership in Aris
   Software, Inc.....................................    (285)                 (1,000)                                   (1,000)
Tax benefit related to stock options exercised                                    278                                       278
Value ascribed to warrants issued....................                             523                                       523
Comprehensive loss:
   Net loss..........................................                                     (10,728)
   Foreign currency translation adjustments                                                                (369)
   Unrealized loss on available-for-sale
     securities......................................                                                        (2)
      Total comprehensive loss.......................                                                                   (11,099)

                                                       ------     -----       -------     -------         -----         -------
BALANCE AT DECEMBER 31, 2000.........................  11,229     $  --       $51,199     $(5,295)        $(574)        $45,330
                                                       ======     =====       =======     =======         =====         =======



                                                            1998      1999      2000
                                                            ----      ----      ----
DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Unrealized holding gain arising
       during the period ..............................      $59       $--       $--
   Less:  reclassification adjustment for losses
       included in net income .........................        4        --        --
                                                             ---      ----      ----
   Net unrealized gains on securities .................      $63       $--       $--
                                                             ===      ====      ====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ARIS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------------
                                                                                        1998           1999           2000
                                                                                      --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................................................      $  1,400       $ (2,523)      $(10,728)
   Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
        Depreciation and amortization ..........................................         3,888          5,176          6,213
        Impairment charges and write-offs ......................................           559          4,997          2,639
        Non-cash loss on marketable securities .................................            --             --          3,545
        Provision for doubtful accounts receivable .............................           706          1,372          2,378
        Loss on sale of property and equipment .................................            --            137            107
        Gain on the sale of software operations ................................            --             --           (287)
        Gain on the sale of discontinued training operations ...................            --             --         (6,416)
        Tax benefit related to stock options exercised .........................           495            228            278
        Other ..................................................................            --             32             47
        Changes in assets and liabilities net of effects of acquisitions:
           (Increase) decrease in accounts receivable ..........................       (11,235)        (1,814)         8,880
           (Increase) decrease in consulting contracts in progress .............          (365)        (1,190)         1,780
           (Increase) decrease in income tax receivable ........................          (293)          (570)        (2,551)
           (Increase) decrease in prepaid expenses and other assets ............         1,155          1,476            285
           (Decrease) in accounts payable ......................................          (222)        (2,329)        (1,761)
           Increase (decrease) in accrued expenses .............................         4,112           (108)        (2,559)
           Increase (decrease) in deferred revenue .............................          (224)            33            403
           Increase (decrease) in income taxes payable .........................          (603)           411          1,403
           Increase (decrease) in deferred taxes ...............................          (273)           234         (1,287)
                                                                                      --------       --------       --------
        Net cash provided by (used in) operating activities ....................          (900)         5,562          2,369
                                                                                      --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchases) of investments ..................................................       (11,103)            --         (6,501)
   (Purchases) of property and equipment .......................................       (11,700)        (1,948)        (2,473)
   Proceeds from the sale of 85% of Aris Software, Inc. ........................            --             --         (1,295)
   Proceeds from the sale of training operations ...............................            --             --          7,522
   Proceeds from the sale of property and equipment ............................            --             60            843
   Proceeds from the sale of investments .......................................        24,316          6,513             --
   (Acquisition) of businesses, net of cash acquired ...........................        (3,650)        (2,735)            --
                                                                                      --------       --------       --------
        Net cash provided by (used in) investing activities ....................        (2,137)         1,890         (1,904)
                                                                                      --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Common Stock ....................................................           668            757            752
   Stock options exercised .....................................................           627            353            719
   Repurchase of Common Stock ..................................................            --         (3,073)        (4,977)
                                                                                      --------       --------       --------
        Net cash provided by (used in) financing activities ....................         1,295         (1,963)        (3,506)
                                                                                      --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................        (1,742)         5,489         (3,041)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...................           (16)          (214)           (92)
ADJUSTMENT TO CONFORM FISCAL YEAR OF BAREFOOT COMPUTER
      TRAINING LIMITED .........................................................          (213)            --             --
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................................         7,196          5,225         10,500
                                                                                      --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .......................................      $  5,225       $ 10,500       $  7,367
                                                                                      ========       ========       ========


SEE NOTE 16 FOR SUPPLEMENTAL CASH FLOW INFORMATION.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ARIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000



1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

       Aris Corporation ("Aris" or the "Company") is an eBusiness and information technology consulting firm that helps companies maximize existing and new information technologies through a full range of eBusiness solutions -- from business strategy and back-end enterprise applications to front-end web development. Aris' approach, called interactive Enterprise Relationship Management, is designed to improve a company's relationships with customers, vendors, business-to-business partners and employees by leveraging the information inside its enterprise systems through the power of the Internet. Aris has offices in Bellevue and Seattle, Washington; Portland, Oregon; Denver, Colorado; Plano, Texas; Fairfax, Virginia; Tampa and West Palm Beach, Florida; Columbia, South Carolina; Livingston, New Jersey; Oxford and Reading, England.

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

RECLASSIFICATIONS

       Certain reclassifications have been made to prior year amounts to conform to current year presentations. Such reclassifications had no effect on previously reported net income or loss or shareholders' equity.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term investments with an original maturity of three months or less.

CONCENTRATION OF CREDIT RISK

       The Company places its temporary cash investments with major financial institutions.

As of December 31, 2000, majority of all the Company's cash and cash equivalents were placed with one institution.

       The Company's customers are from diverse industries and geographic locations. For the years ended December 31, 1998, 1999, and 2000, no single customer accounted for more than 10% of the Company's net revenues. At December 31, 1999 and 2000, there were no significant accounts receivable from a single customer. The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses and sales returns.

INVESTMENT SECURITIES

       Aris' investments in marketable securities at December 31, 2000 are classified as available-for-sale and recorded at fair value, based upon quoted market prices. The increase or decrease in market value from period to period relating to available-for-sale marketable securities, net of related income taxes, is included as a component of accumulated other comprehensive income
(loss). Cost of securities sold is determined using the specific identification method.

       Other-than-temporary reductions in market value are included in investment expense. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of management. The Company considers various factors to determine whether declines in fair value are other-than-temporary, such as the investee's financial condition, results of operations, operating trends and other financial ratios. The evaluation also considers publicly available information regarding the investee company, including reports from investment analysts and other publicly available investee-specific news or general market conditions. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies.

INVENTORIES

       Inventories consist of course materials and are recorded at the lower of cost or market, as determined by the first-in, first-out method. Inventories are included in prepaid and other assets. There were no inventories at December 31, 2000 due to the sale and closure of all training operations.

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

INTANGIBLE ASSETS

       Intangible assets include the cost of business acquisitions allocated to capitalized software, non-compete agreements, customer lists, trained work force, leasehold valuations, trade name, and goodwill which are amortized over approximately three years for capitalized software, approximately two years for non-compete agreements, three years for customer lists and trained work force, six years for leasehold valuation, one year for trade name and five, seven or fifteen years for goodwill. Amortization of capitalized software is computed as described below while the straight-line method is used for other intangible assets. The carrying value of intangible assets is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of the expected future net cash flows is less than book value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

Disposed of" as issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

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

RESEARCH AND DEVELOPMENT

       The Company incurred no research and development expenses during the years ended December 31, 1998, 1999 and 2000.

REVENUE RECOGNITION

       TIME AND MATERIAL CONSULTING CONTRACTS

       Aris recognizes revenue as services are rendered.

       FIXED-PRICE CONSULTING CONTRACTS

       Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the cost incurred to date compared to estimated total costs for the contract. This method is used because management considers expended costs together with estimates of remaining costs to be the best available measure of contract performance. Contract costs include all direct labor, material and other costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

       EDUCATION AND TRAINING

       Tuition revenue was recognized ratably throughout the period that classes were held.

       SOFTWARE

       Aris accounted for software revenues in accordance with the American Institute of Certified Public Accountants' SOP 97-2, "Software Revenue Recognition". Revenues earned under software license agreements with end users were recognized when there was persuasive evidence of an arrangement with a fixed or determinable fee, the software was shipped and collectibility was probable.

       Aris initially deferred revenue on the sale of software service contracts, which was then recognized on a straight-line basis over the life of the contract period.

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

ADVERTISING COSTS

       Advertising costs are expensed as incurred. Advertising expenses amounted to $495,000, $121,000 and $133,000 in 1998, 1999 and 2000, respectively.

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

       The Company currently intends to indefinitely reinvest undistributed earnings of Aris UK Ltd., its wholly owned subsidiary. Remittance of such earnings has been indefinitely postponed. The Company does not expect the $3,752,000 inter-company note payable balance at December 31, 2000 from Aris UK Ltd. to be settled in the foreseeable future and therefore translation of this note payable is included as a component of accumulated other comprehensive loss.

FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amount of cash and cash equivalents and other current assets and liabilities such as marketable securities, accounts receivable, accounts payable and accrued liabilities as presented in the consolidated balance sheets approximates fair value based on the short-term nature of these instruments.

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

EARNINGS PER SHARE

       Basic earnings (loss) per share is calculated as income available to Common Shareholders divided by the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted-average number of shares of Common Stock and dilutive securities outstanding during the periods, including options and warrants computed using the treasury stock method.

COMPREHENSIVE INCOME (LOSS)

       In addition to net income (loss), comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with shareholders. The composition of accumulated other comprehensive income (loss) is reflected in the statement of changes in shareholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, FASB issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as amended, is effective for the Company beginning in the year ending December 31, 2001. The Company does not expect adoption of this statement to have a material effect on results of operations, financial position or cash flows.

       In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 for the year ended December 31, 2000. Such adoption did not have a material impact on our results of operations, financial position or cash flows.

2. POOLINGS OF INTERESTS WITH BAREFOOT COMPUTER TRAINING LIMITED AND INTIME SYSTEMS INTERNATIONAL, INC.

       On February 28, 1998, Aris completed a merger with Barefoot Computer Training Limited ("Barefoot"), a company that provided information technology training services in London, England. Under the terms of the merger, Aris issued 278,611 shares of Common

Stock in exchange for all of the outstanding shares of Barefoot Common Stock. The acquisition was accounted for as a pooling of interests and, accordingly, all periods prior to February 28, 1998 included in these consolidated financial statements were restated to give effect to the merger.

       Barefoot had a November 30 year-end and, accordingly, Barefoot's statement of operations for the year ended November 30, 1997 was combined with Aris' statement of operations for the year ended December 31, 1997. In order to conform Barefoot's year end to Aris' year end, Barefoot's financial statements for the month of December 1997 are not included in the statements of operations or cash flows for 1997. Barefoot's net loss for December 1997 decreased retained earnings as of January 1, 1998.

       On June 30, 1998, the Company completed a merger with InTime Systems International, Inc. ("InTime"), a Delaware corporation having its principal offices in West Palm Beach, Florida. InTime provides information technology and human resource management systems consulting services focusing primarily on Oracle and PeopleSoft technologies. The acquisition was accounted for as a pooling of interests, in which the Company issued 786,710 shares of Common Stock in exchange for all of the outstanding shares of InTime Common Stock and warrants to purchase 718,997 shares of Common Stock in exchange for all of the outstanding warrants to purchase shares of InTime Common Stock. Accordingly, all periods prior to June 30, 1998 included in the consolidated financial statements furnished herein are restated to give effect to the merger.

3.     ACQUISITIONS

       Aris embarked upon an acquisition program that included two companies during 1998 and one company in 1999, which have been accounted for by the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on management's estimates, arms-length negotiations with the sellers and in some cases, independent appraisals. The Common Stock issued as consideration in these acquisitions has been recorded at its estimated fair value. The results of operations of the acquired companies have been included in consolidated results of operations of Aris from the date of the acquisitions. The following is a description of the terms of the various acquisitions:

1998

       On April 30, 1998, Aris, through Aris (UK), acquired all of the outstanding stock of MMT Computer Limited ("MMT"), an information technology consulting company located in Reading, England, in exchange for $2.5 million cash (Pound Sterling1,500,000).

       On August 10, 1998, Aris, through Aris Software, Inc. ("ASI"), a wholly-owned subsidiary, acquired all of the assets of db-CENTRIC, Inc. ("db-CENTRIC"), a decision support systems administrative software company focusing on distributed data warehouse management in exchange for $1 million cash.

       A summary of the purchase price paid for the 1998 acquisitions is as follows (in thousands):


                                          MMT      db-CENTRIC
                                         ------    ----------
Consideration:
Cash ..............................      $2,499      $1,000
Acquisition costs .................         152          --
                                         ------      ------
                                         $2,651      $1,000
                                         ======      ======


       The cost allocated to the assets and liabilities at the date of the acquisition was as follows (in thousands):


                                                                              MMT        db-CENTRIC
                                                                            -------      ----------
Cash .................................................................      $     1       $    --
Accounts receivable ..................................................          622            --
Prepaid and other current assets .....................................        1,077            --
Goodwill .............................................................        1,498         1,000
Property and equipment ...............................................          200            --
Notes payable, accounts payable and accrued liabilities ..............         (747)           --
                                                                            -------       -------
                                                                            $ 2,651       $ 1,000
                                                                            =======       =======


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


       The acquisition was accounted for under the purchase method of accounting. Excess purchase price was allocated to identified intangible assets acquired, which are amortized over varying lives by classification.

       A summary of the purchase price paid for this acquisition is as follows (in thousands):

Consideration:
Cash ...................................      $ 3,003
Value of Common Stock ..................        9,260
Acquisition costs ......................          313
                                              -------
                                              $12,576
                                              =======

       The costs allocated to the assets and liabilities at the date of the acquisition is as follows (in thousands):


Cash .................................................................      $    581
Accounts receivable ..................................................           924
Prepaid and other current assets .....................................           398
                                                                            --------
Intangible Assets:
        Goodwill .....................................................         6,187
        Non-compete agreement ........................................         1,900
        Customer list ................................................         1,800
        Trained work force ...........................................         1,100
        Leasehold valuation ..........................................           450
        Trade name ...................................................           200
                                                                            --------
          Total intangibles ..........................................        11,637
Property and equipment ...............................................         1,076
Notes payable, accounts payable and accrued liabilities ..............        (2,040)
                                                                            --------
                                                                            $ 12,576
                                                                            ========


PRO FORMA RESULTS

       The following unaudited pro forma summary presents the consolidated results of continuing operations of Aris as if the entities (as described above) acquired in 1998 and 1999 had been acquired as of the beginning of the periods presented, including the impact of adjustments to amortize intangible assets acquired and record consolidated income tax expense at Aris' effective tax rate (in thousands, except per share data).


                                                                          YEAR ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                         1998(1)          1999(2)
                                                                       ----------       ----------
Net revenues, continuing operations .............................      $   83,232       $   88,066
Net income (loss), continuing operations ........................      $   (3,685)      $    4,068
Basic earnings (loss) per share, continuing operations ..........      $    (0.29)      $     0.32
Diluted earnings (loss) per share, continuing operations ........      $    (0.29)      $     0.32


(1) Adjusted to include the results of operations of MMT and db-CENTRIC prior to acquisition and the results of operations of fine.com for the year ended January 31, 1999, including the impact of certain adjustments.

(2) Adjusted to include the results of operations of fine.com prior to acquisition, including the impact of certain adjustments.

       The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the years presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

       Aris recorded expenses associated with acquisition of businesses during 1998 and 1999, including mergers with Barefoot and InTime (see Note 2) during 1998, of $5.7 million ($4.5 million relating to continuing operations and $1.2 million relating to discontinued operations), and $383,000, respectively. In 1999 such costs were primarily incurred in connection with the integration of business systems of acquired companies. In 1998, costs were primarily for investment banking and professional fees and expenditures to facilitate integration of business systems of acquired businesses with Aris following the mergers.

4.     DISCONTINUED TRAINING OPERATIONS

       On October 16, 2000, the Company's Board of Directors approved a plan to divest its on-line training subsidiary. Since on-line training was the final remaining element of the Company's training business segment, all related training operating results are required to be reported separately as discontinued operations. The consolidated financial statements have therefore been reclassified to present this business as a discontinued operation for all years presented. The following is a summary of significant events related to training operations for the years ended December 31, 1998, 1999 and 2000:

       In December 1998, the Company restructured its training operations to gain efficiency and profitability. As a result of this restructuring, the Company incurred expenses aggregating $2.2 million, including $873,000 for employee severance, $559,000 for equipment and asset abandonment, $593,000 for anticipated lease disposition costs and $160,000 associated with other aspects of the restructuring. At December 15, 1998, $1.3 million of the amount accrued was paid. The Company completed the restructuring and utilized all accrued costs by June 30, 1999.

       In August 1999, in an effort to improve the profitability of its training division, Aris closed three unprofitable training centers located in New York, Minneapolis and Chicago. The estimated costs associated with the closing of these centers were approximately $6.6 million and are included in the loss from discontinued operations. A summary of the related costs and accrual activity is as follows (in thousands):


                                                                                  REDUCTION IN
                                                                     CONTRACT &     CARRYING
                                                        EMPLOYEE      LEASE         VALUE OF       OTHER
                                                       SEVERANCE   TERMINATIONS      ASSETS    RELATED COSTS     TOTAL
                                                       ---------   ------------   ------------ -------------    -------
Initial Expense ..................................      $   175       $ 1,209       $ 4,497       $   719       $ 6,600
Amounts utilized in 1999 .........................         (175)         (313)       (4,497)         (719)       (5,704)
                                                        -------       -------       -------       -------       -------
Accrual, December 31, 1999 .......................           --           896            --            --           896
                                                        -------       -------       -------       -------       -------
Amounts utilized in 2000 .........................           --          (717)           --            --          (717)
Reversal of excess accrual to income from
   discontinued operations .......................           --          (179)           --            --          (179)
                                                        -------       -------       -------       -------       -------
Accrual, December 31, 2000 .......................      $    --       $    --       $    --       $    --       $    --
                                                        =======       =======       =======       =======       =======


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

                                                         REDUCTION IN
                                             CONTRACT &    CARRYING
                                EMPLOYEE       LEASE       VALUE OF        OTHER
                               SEVERANCE    TERMINATIONS    ASSETS     RELATED COSTS     TOTAL
                               ---------    ------------ ------------  -------------    -------
Initial Expense                 $   413       $   894       $ 2,639       $    54       $ 4,000
Amounts utilized in 2000           (425)         (842)       (2,639)          (58)       (3,964)
Increase in accrual                  12           163            --             4           179
                                -------       -------       -------       -------       -------
Accrual, December 31, 2000      $    --       $   215       $    --       $    --       $   215
                                =======       =======       =======       =======       =======


       This accrual is for remaining liabilities from discontinued training operations, which are primarily related to properties leased, not yet sublet.

       On September 18, 2000, the Company completed the sale of its European training operations to Gilat Communications Ltd., John Bryce Training Ltd., Winford Management Limited and John Bryce Training (Europe) B.V., collectively referred to as "Gilat" or "buyer". Pursuant to the terms of an asset purchase agreement, the Company received approximately $10.8 million of which $6.6 million was cash and the balance in 295,454 shares of Gilat common stock, which is included in gain on disposal of discontinued operations. In exchange, the buyer received substantially all of the assets of Aris' European education operations and all of the outstanding stock of Aris Computer Services GmbH, which was sold to John Bryce Training (Europe) B.V. as part of the transaction. The total gain recorded on the disposal of the European education operations was $6,472,000. For the year ended December 31, 2000 the Company recorded losses totaling $3,545,000 on the Gilat common stock received in the sale. This loss is included in the statement of operations because it is other than temporary.

       On December 21, 2000, the Company completed the sale of its on-line training subsidiary to former members of its management team.

       From the measurement date of October 16, 2000 through December 31, 2000, the estimated loss from discontinued operations decreased by approximately $179,000.

5.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following (in thousands):


                                               DECEMBER 31,
                                         -----------------------
                                           1999           2000
                                         --------       --------
Land and building .................      $  5,228       $  5,228
Computer equipment ................        10,903          4,863
Furniture and fixtures ............         2,769          1,507
Software ..........................           780            985
Leasehold improvements ............         2,976          1,214
Other .............................           388            200
                                         --------       --------
                                           23,044         13,997
Accumulated depreciation ..........        (8,211)        (4,739)
                                         --------       --------
                                         $ 14,833       $  9,258
                                         ========       ========

6.     INTANGIBLE AND OTHER ASSETS

       Intangible and other assets consist of the following (in thousands):


                                                                   DECEMBER 31,
                                                             -----------------------
                                                               1999           2000
                                                             --------       --------
Goodwill ..............................................      $ 16,854       $ 11,170
Non-compete agreements ................................         1,900          1,900
Notes receivable ......................................            --          1,023
Investments ...........................................           300            891
Deferred income taxes .................................           477          1,218
Minority interest in Noetix ...........................            --            205
Prepaids and other ....................................         1,437          1,315
                                                             --------       --------
                                                               20,968         17,722
Accumulated amortization ..............................        (2,355)        (4,765)
                                                             --------       --------
                                                               18,613         12,957
Current portion of prepaid and other ..................        (1,178)        (1,287)
Current portion of deferred income taxes ..............          (477)          (601)
                                                             --------       --------
    Noncurrent intangibles and other assets, net ......      $ 16,958       $ 11,069
                                                             ========       ========


7.     INVESTMENTS

       Investments are stated at fair value and are classified as available-for-sale. Temporary fluctuations in fair value over cost are included as a component of accumulated other comprehensive income (loss) in shareholders' equity. Other than temporary fluctuations in fair value below cost are included in operations as part of investment expense.

       Investments in marketable securities at December 31, 2000 consisted of the following (in thousands):

                                                                                                 Fair     Unrealized  Realized Gain
                                                          Interest     Maturity         Cost     Value     Gain(loss)     (loss)
                                                          --------     --------         ----     -----    ----------  -------------
Certificates of deposit                                   6.5%-7.1%  4/2001--8/2001    $6,000    $6,000      $   --        $--
Corporate debt securities                                      7%            8/2001       503       501          (2)        --
                                                                                       ------    ------      ------        ---
   Total investments in marketable securities                                          $6,503    $6,501      $   (2)       $--
                                                                                       ======    ======      ======        ===


8.     INCOME TAXES

       Income tax expense (benefit) for continuing and discontinued operations consists of the following (in thousands):


                                                         YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------------------------------------
                                      1998                        1999                        2000
                            --------------------------   -------------------------   -------------------------
                            Continuing    Discontinued   Continuing   Discontinued   Continuing   Discontinued
                            ----------    ------------   ----------   ------------   ----------   ------------
Current:
   Federal                    $ 3,152       $  (620)      $ 3,085       $(1,840)      $(1,313)      $(1,496)
   State                          441           (87)          543          (324)         (259)         (294)
   Foreign                         87            11           546           (47)          286         1,458
                              -------       -------       -------       -------       -------       -------
                                3,680          (696)        4,174        (2,211)       (1,286)         (332)
                              -------       -------       -------       -------       -------       -------

Deferred:
   Federal                       (267)         (105)         (428)         (108)       (1,279)          313
   State                          (40)          (16)          (63)          (16)         (167)           41
   Foreign                         74             9            (6)          (19)         (195)           --
                              -------       -------       -------       -------       -------       -------
                                 (233)         (112)         (497)         (143)       (1,641)          354
                              -------       -------       -------       -------       -------       -------
Total income tax expense
  (benefit)                   $ 3,447       $  (808)      $ 3,677       $(2,354)      $(2,927)      $    22
                              =======       =======       =======       =======       =======       =======


       The principal reasons for the variation between income tax expense (benefit) at the statutory federal rate and that shown in the consolidated statements of income for continuing operations are as follows (in thousands):


                                                      YEAR ENDED DECEMBER 31,
                                                ----------------------------------
                                                 1998         1999          2000
                                                -------      -------       -------
 Statutory rate                                 $ 2,383      $ 3,150       $(4,706)
 Goodwill                                            27          246           530
 Valuation allowance on deferred tax asset
      relating to investment loss                    --           --         1,168
 Nondeductible acquisition costs                    664           --            --

 State income taxes, net of federal tax             299          255          (254)

 Nondeductible meals and entertainment               66           80            70
 Other                                                8          (54)          265
                                                -------      -------       -------
Total income tax expense (benefit) --
 continuing operations                          $ 3,447      $ 3,677       $(2,927)
                                                =======      =======       =======

       Temporary differences, which give rise to deferred tax assets and liabilities are as follows for continuing and discontinued operations (in thousands):


                                                    YEAR ENDED DECEMBER 31,
                                              -----------------------------------
                                                1998          1999         2000
                                              -------       -------       -------
  Cash basis accounting for tax purposes      $  (281)      $    --       $    --
  Depreciation and amortization                  (373)         (350)         (167)
  Intangible assets                               (46)       (1,846)         (892)
                                              -------       -------       -------

       Deferred tax liabilities                  (700)       (2,196)       (1,059)
                                              -------       -------       -------

  Capital loss carryforward                        --            --         1,168
  Bad debt allowance                              585           786           868
  Accrued vacation and bonuses                     68           116            63
  Net operating loss carryforward                  86         1,133         1,125
  Other                                            98            92           221
                                              -------       -------       -------

       Deferred tax assets                        837         2,127         3,445
                                              -------       -------       -------

       Valuation allowance                         --            --        (1,168)
                                              -------       -------       -------

       Net assets (liabilities)               $   137       $   (69)      $ 1,218
                                              =======       =======       =======


       The net operating loss carryforwards totaling approximately $3.3 million may be used to offset future taxable income and expire through 2020. Utilization of operating loss carryforwards could be subject to annual limitations following certain stock ownership changes. The capital loss carryforwards can only be utilized against future capital gains. The Company is currently unable to determine that it is more likely than not that future capital gains will be available to utilize the capital loss carryforwards. Therefore, a valuation allowance has been provided.

       The Company has an income tax receivable of $3.4 million at December 31, 2000 as a result of operating losses incurred on a tax basis during the year. Pretax income of Aris' foreign subsidiaries aggregated $472,000, $1.4 million and $1.2 million for the years ended December 31, 1998, 1999 and 2000, respectively.


9.     DEBT

       The Company has a $10 million line of credit with US Bank. The credit line provides funds for general business purposes as well as the acquisition of companies, and is secured by substantially all of Aris' assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. Aris is in compliance with all requirements of the credit line. At December 31, 2000 and December 31, 1999 there were no borrowings against the credit line. The credit line expires, if not earlier renewed, on June 30, 2001. Borrowings against the line of credit bear interest at the lender's prime rate.

10.    COMMITMENTS

LEASE COMMITMENTS

       Aris rents office space under non-cancelable operating leases with initial terms in excess of one year. Future minimum commitments, under operating leases and future sublease income for years ending December 31 are as follows (in thousands):


                                                  Lease               Sublease
                                                obligation             Income
                                                ----------            --------
2001 ..............................               $2,594               $1,337
2002 ..............................                2,172                1,156
2003 ..............................                1,129                  265
2004 ..............................                  730                   --
2005 ..............................                  529                   --
Thereafter ........................                  297                   --
                                                  ------               ------
                                                  $7,451               $2,758
                                                  ======               ======


       Rent expense (including discontinued operations) for 1998, 1999 and 2000 was $3.9 million, $4.5 million and $2.9 million, respectively.

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

12.    EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per share is calculated as income (loss) available to common shareholders divided by the weighted average number of shares of Common Stock outstanding during the periods. Diluted earnings (loss) per share is based on the weighted average number of shares of Common Stock and potential common shares outstanding during the periods, including options and warrants computed using the treasury stock method to the extent they are dilutive.

       The difference between the weighted-average number of common shares outstanding used to calculate basic earnings (loss) per share and the weighted-average number of common and potential common shares outstanding used to calculate diluted earnings (loss) per share is as follows (in thousands).


                                                                              YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                       1998            1999            2000
                                                                      ------          ------          ------
Weighted-average number of common shares outstanding .......          11,115          11,605          12,362
Effect of dilutive securities:
  Warrants .................................................              68              --              --
  Options ..................................................             717             284              --
                                                                      ------          ------          ------
                                                                         785             284              --
                                                                      ------          ------          ------
Weighted-average number of common and
Common equivalent shares outstanding .......................          11,900          11,889          12,362
                                                                      ======          ======          ======

       Diluted earnings per share for 1999 is different from that which was previously reported since the Company has income from continuing operations after reclassification of operating results to reflect discontinued operations. Certain options and warrants to purchase shares of Common Stock were outstanding in 1998, 1999 and 2000 but were not included in the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

13.    STOCK OPTIONS AND WARRANTS

       Prior to January 1995, Aris from time to time granted non-qualified stock options to key employees. These grants were not part of any formal plan.

       In January 1995, Aris adopted the Aris Corporation 1995 Stock Option Plan (the "1995 Plan"), which provides for the granting of qualified or non-qualified stock options to employees, directors, officers and certain non-employees of Aris as determined by the Plan Administrator. Aris authorized 1,600,000 shares of its Common Stock for issuance under the 1995 Plan. The date of grant, option price, vesting period and other terms specific to options granted under the 1995 Plan are determined by the Plan Administrator. The option price for stock options granted is based on the fair market value of Aris' stock on the date of grant. Options granted under the 1995 Plan expire seven years from the date of grant and vest over periods of up to four years. Aris ended grants under the 1995 Plan in March 1997.

       In March 1997, Aris adopted the Aris Corporation 1997 Stock Option Plan (the "1997 Plan"), which provides for the granting of qualified or non-qualified stock options to employees, directors, officers and non-employee directors of Aris as determined by the Plan Administrator. Aris authorized 2,000,000 shares of its Common Stock for issuance under the 1997 Plan, subject to certain adjustments, reduced by the number of shares that have been granted and have not subsequently become available for grant under the 1995 Plan. The 1997 Plan provides for automatic, non-discretionary grants of 5,000 non-qualified stock options to non-employee directors for each year of service. For all other grants under the 1997 Plan, the date of grant, option price, vesting period and other terms specific to options granted under the 1997 Plan are to be determined by the Plan Administrator. The option price for stock options granted is based on the fair market value of Aris' stock on the date of grant. Options granted under the 1997 Plan expire ten years from the date of grant and vest over periods of up to four years. On April 28, 1998, the shareholders of the Company approved an increase in the number of shares of Common Stock available for issuance under the 1997 Plan to 2,000,000 shares and subsequently, on May 24, 1999, the shareholders of the Company approved a further increase to 2,225,000 shares.

       In connection with the Company's initial public offering, the Company issued warrants to its underwriters to purchase 110,000 shares of the Company's Common Stock at $8.775 per share. The warrants are exercisable after August 11, 1997 and expire on August 11, 2002.

       In connection with the acquisition of InTime (as discussed in Note 2), Aris issued warrants to purchase 718,997 shares of Common Stock as consideration to the former holders of warrants of InTime. The warrants commenced trading on the NASDAQ National Market on July 16, 1998. Each warrant entitled the holder to purchase one share of the Company's

Common Stock at an exercise price of $22.98 with an expiration date of February 15, 2000. As of December 31, 2000 all such warrants had expired.

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

       In connection with the acquisition of fine.com (as discussed in Note 3), Aris issued warrants to purchase 110,883 shares of Aris Common Stock and cash, received for each outstanding share of fine.com Common Stock exchanged in the merger. The warrants expire on August 11, 2002.

       In April 2000, the Company entered into a master services agreement to provide $6.0 million of eBusiness consulting services to General Electric Company ("GE") over a period of 12 months. If GE fails to meet its obligation to purchase such services by June 30, 2001, GE agrees to pay the Company the difference between the $6.0 million and the total of the amount paid for actual services provided during such period. In conjunction with GE's commitment to the aforementioned services, the Company granted GE warrants to purchase 150,000 shares of the Company's Common Stock at a purchase price of $6.4375 per share. The warrants vested immediately upon issuance and expire on April 20, 2003. The fair value of these warrants resulted in a non-cash charge of approximately $523,000, which is reflected as a reduction of revenues over the period services are provided.

       In April 2000, the Company's shareholders approved the adoption of the 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of qualified and non-qualified stock options to employees, directors, officers, certain non-employee advisors and consultants and non-employee directors of Aris. The Compensation Committee of the Board of Directors (the "Committee"), whose members are independent, non-employee directors of the Company, acts as the Plan Administrator of the 2000 Plan. The 2000 Plan reserves 2,500,000 shares of Aris' Common Stock for issuance under the terms of the 2000 Plan. The date of grant, option price, vesting period and other terms specific to options granted under the 2000 Plan are to be determined by the Plan Administrator. Options granted under the 2000 Plan expire ten years from date of grant and vest over periods of up to four years. As of April 2000, Aris ceased granting options under its 1997 Stock Option Plan and began making all new grants of options under the 2000 Plan. The option price for stock options granted is based on the fair market value of Aris' stock on the date of grant. A summary of the activity for stock options granted prior to 1995, the 1995 Plan, the 1997 Plan and the 2000 Plan is presented below:

                                                         1998                        1999                          2000
                                               -----------------------      ----------------------       ------------------------
                                                              WEIGHTED-                     WEIGHTED-                   WEIGHTED-
                                                              AVERAGE                       AVERAGE                      AVERAGE
                                                              EXERCISE                     EXERCISE                     EXERCISE
                                                 SHARES        PRICE          SHARES         PRICE        SHARES          PRICE
                                               ---------      --------      ---------       ------       ---------       --------
Outstanding at beginning of year .......       1,452,000       $ 9.63       1,918,000       $ 9.94       2,436,000       $ 8.18
Granted ................................       1,822,000       $18.91       1,401,000       $ 6.36       2,067,000       $ 3.34
Exercised ..............................        (147,000)      $ 4.42        (155,000)      $ 2.29        (159,000)      $ 4.52
Forfeited ..............................      (1,209,000)      $23.79        (728,000)      $10.82      (1,432,000)      $ 7.28
                                              ----------                    ---------                   ----------
Outstanding at end of year .............       1,918,000       $ 9.94       2,436,000       $ 8.31       2,912,000       $ 5.40
                                              ==========                    =========                   ==========
Options exercisable at year-end ........         394,000       $ 8.72         571,000       $ 9.27         575,000       $ 9.39
                                              ==========                    =========                   ==========


                                                                                 YEAR ENDED DECEMBER 31,
                                                                             ------------------------------
                                                                              1998        1999        2000
                                                                             ------      ------      ------
Weighted-average fair value of options granted with exercise prices
less than the market value of the stock at the date of grant                 $   --      $ 4.20      $   --

Weighted-average fair value of options granted with exercise prices
equal to the market value of the stock at the date of grant                  $19.65      $ 4.37      $ 2.81

Weighted-average fair value of options granted with exercise prices
greater than the market value of the stock at the date of grant              $   --      $ 0.11      $   --

Weighted-average exercise price of options granted with exercise prices
less than the market value of the stock at the date of grant                 $   --      $ 3.71      $   --

Weighted-average exercise price of options granted with exercise prices
equal to the market value of the stock at the date of grant                  $18.91      $ 7.27      $ 3.34

Weighted-average exercise price of options granted with exercise prices
greater than the market value of the stock at the date of grant              $   --      $ 9.00      $   --


       The following table summarizes information about stock options outstanding at December 31, 2000:


                          OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                 ------------------------------------    ----------------------
                                 WEIGHTED-
    RANGE                         AVERAGE    WEIGHTED-                 WEIGHTED-
     OF                          REMAINING   AVERAGE                   AVERAGE
  EXERCISE         NUMBER       CONTRACTUAL  EXERCISE      NUMBER      EXERCISE
   PRICES        OUTSTANDING       LIFE       PRICE      EXERCISABLE     PRICE
------------     -----------    -----------  --------    -----------   --------
$1.50--$2.75        459,000        9.22      $ 2.62         21,000      $ 1.87
 $2.81-$3.16      1,194,000        9.45      $ 3.15          2,000      $ 2.86
 $3.25-$8.50        735,000        6.69      $ 5.41        269,000      $ 5.19
$8.88-$27.81        524,000        6.52      $12.96        283,000      $14.00
                  ---------                                -------
$1.50-$27.81      2,912,000        8.19      $ 5.40        575,000      $ 9.39
                  =========                                =======


       Aris applies APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock options issued to employees. Had compensation cost for the options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation,

       Aris' net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):


                                                                       YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                1998             1999             2000
                                                             ----------       ----------       ----------
Net income (loss) as reported .........................      $    1,400       $   (2,523)      $  (10,728)
Net income (loss) pro forma ...........................      $     (694)      $   (3,480)      $  (14,297)

Basic earnings (loss) per share as reported ...........      $     0.13       $    (0.22)      $    (0.87)
Diluted earnings (loss) per share as reported .........      $     0.12       $    (0.21)      $    (0.87)

Basic earnings (loss) per share pro forma .............      $    (0.06)      $    (0.30)      $    (1.16)
Diluted earnings (loss) per share pro forma ...........      $    (0.06)      $    (0.29)      $    (1.16)


       The fair value of each stock option granted in 1998, 1999 and 2000 was estimated at the date of grant using the Black-Scholes option valuation method. The following weighted-average assumptions were used for grants in 1998, 1999 and 2000:


                                                YEAR ENDED DECEMBER 31,
                                            ------------------------------
                                            1998         1999         2000
                                            ----         ----         ----
Assumptions:
Risk free interest rate ...........           4.54%        5.67%        6.18%
Expected holding period ...........      4.75 years   4.75 years   4.75 years
Dividend yield ....................              0%           0%           0%
Expected volatility ...............           94.0%        68.2%       122.5%


14.    401(K) PLAN

       Aris maintains a qualified defined contribution 401(k) plan, which covers all US employees with at least one month of service. In 1998, the Company instituted a matching contribution program for the plan whereby the Company matched each employees' contribution on a dollar-for-dollar basis for the first $400 contributed and 50% of the second $400 contributed per participating employee. During 1999 and 2000, the Company contributed $248,000 and $139,000, respectively, to the 401(k) plan.

15.    RELATED PARTY TRANSACTIONS

       In the first quarter of 1999, the Company invested $300,000 in a company in which an officer of the investee is also a member of Aris' Board of Directors. The Company also purchased $100,000 of equipment from the investee in 1999.

       In the third quarter of 1999, the Company recorded approximately $32,000 of non-cash compensation expense related to the accelerated vesting of stock options upon the resignation of an executive who is a relative of the Company's Chairman.

       On September 1, 2000, the Company sold 85% of its stock in Noetix Corporation, formerly Aris Software, Inc., ("Noetix") to investors led by Paul Song, the Company's Chairman of the Board and former Chief Executive Officer. Under the terms of a stock purchase agreement, the Company received 285,714 shares of Aris Common Stock. The Company retained 15% ownership in Noetix and accounts for such investment using the equity method. Additionally, Aris was granted warrants for the right to purchase
3.5 million shares of Noetix common stock. The Company recorded a gain on the sale of $287,000. The Company receives approximately $68,000 monthly for rental of facilities and providing administrative and systems support services to Noetix through August 2001. Subsequent to August 2001, Noetix will pay $31,000 in rent to the Company through February 2002, with an option for another 12 months extension. (See Note 16).

       During the year ended December 31, 2000, the Company recorded its equity interest in earnings of Noetix of approximately $67,000 as a component of other income from continuing operations. The Company also had a receivable due from Noetix of $131,000 and payable balance due to Noetix of $129,000 at December 31, 2000.


       On February 8, 2001, Aris returned all of its warrants to purchase 3.5 million shares of Noetix common stock to Noetix Corporation. The Company received total consideration of $2.5 million in cash from Noetix. Subsequent to this transaction, Aris retains 2 million shares of Noetix stock following a two-for-one stock split in February 2001.

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

       Aris paid interest of $49,000, $93,000 and $85,000 during 1998, 1999 and
2000, respectively. Aris paid $3,045,000, $1,948,000 and $0 in income taxes during 1998, 1999 and 2000, respectively.

       As more fully described in Note 2, Aris merged with Barefoot and InTime in transactions accounted for as poolings of interest. As more fully described in Note 3, Aris acquired companies in transactions accounted for as purchases during the years ended December 31, 1998 and 1999. During the year ended December 31, 2000, as described in Note 4, the Company has discontinued its training operations, including closing or selling all of its training facilities.

17.    OPERATING BUSINESS GROUPS

       The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the chief operating decision maker, as defined by SFAS No. 131. Aris was engaged in three distinct businesses consisting of database and Internet consulting services, information technology training and software sales. During the year ended December 31, 2000, the Company discontinued the training operations and sold or closed all the training facilities. A majority of the software operations were also sold in 2000. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Segment operating results are measured based on income (loss) from continuing operations before income taxes. Total revenue by segment represents sales to unaffiliated customers. Inter-segment sales are not material. Assets are those used in the operations of each industry segment. Corporate assets are not allocated to segments and primarily consist of cash, investments, certain prepaid expenses and certain property and equipment.

       Summarized financial information by business group for 1998, 1999 and 2000 is as follows (in thousands):


                                                                                          SUBTOTAL    TRAINING GROUP
                                             CONSULTING      SOFTWARE                    CONTINUING    DISCONTINUED
                                                GROUP         GROUP        CORPORATE     OPERATIONS     OPERATIONS
                                             ----------      --------      --------      ----------   --------------
1998:
Revenues, net ..........................      $ 64,036       $ 11,460      $     --       $ 75,496       $ 40,398
Income (loss) before income taxes ......      $  2,712       $  6,545      $ (2,248)      $  7,009       $ (2,969)
Assets .................................      $ 20,701       $  4,093      $ 23,600       $ 48,394       $ 21,087
Depreciation and Amortization ..........      $    702       $    432      $    352       $  1,486       $  2,402
Restructuring and other expenses .......      $     --       $     --      $     --       $     --       $  2,641
Capital expenditures ...................      $  2,564       $    131      $  5,653       $  8,348       $  3,352
1999:
Revenues, net ..........................      $ 74,620       $  8,579      $     --       $ 83,199       $ 34,774
Income (loss) before income taxes ......      $  6,571       $  2,241      $    454       $  9,266       $(10,466)
Assets .................................      $ 36,894       $  4,646      $ 20,596       $ 62,136       $ 12,446
Depreciation and Amortization ..........      $  1,885       $    445      $    722       $  3,052       $  2,124
Restructuring and other expenses .......      $     --       $     --      $     --       $     --       $  6,600
Capital expenditures ...................      $    505       $    109      $     88       $    702       $  1,246
2000:
Revenues, net ..........................      $ 58,186       $  5,543      $     --       $ 63,729       $ 13,481
Income (loss) before income taxes ......      $ (8,177)      $    739      $ (6,882)      $(14,320)      $    688
Assets .................................      $ 27,580       $     --      $ 26,925       $ 54,505       $     --
Depreciation and Amortization ..........      $  4,580       $    172      $    758       $  5,510       $    703
Restructuring and other expenses .......      $     --       $     --      $     --       $     --       $  4,000
Capital expenditures ...................      $  1,323       $     68      $    884       $  2,275       $    198

18.    GEOGRAPHIC SEGMENT INFORMATION

       Major operations outside the United States include Aris (UK), which was purchased by Aris in 1997. Substantially all of Aris (UK)'s business relates to sales in Europe, including the United Kingdom. Certain information regarding geographic operations is presented in the table below (in thousands). Intercompany sales between Aris (UK) and Aris are not material.


                                                            AS OF AND FOR THE
                                                         YEAR ENDED DECEMBER 31,
                                                   ---------------------------------
                                                    1998         1999          2000
                                                   -------      -------      -------
Revenues, continuing operations, net:
  United States .............................      $66,691      $68,872      $46,607
  Europe .....................................       8,805       14,327       17,122
                                                   -------      -------      -------
                                                   $75,496      $83,199      $63,729
                                                   =======      =======      =======

Long-lived assets:
  United States .............................      $20,766      $21,953      $17,473
  Europe ....................................        6,160        5,367        2,236
                                                   -------      -------      -------
                                                   $26,926      $27,320      $19,709
                                                   =======      =======      =======


19.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Summarized quarterly financial information for fiscal years 2000 and 1999 is as follows (in thousands, except earnings per share):


                                                    QUARTER 1        QUARTER 2        QUARTER 3        QUARTER 4
                                                   ----------       ----------       ----------       ----------
2000 QUARTER:
   Net Revenues:
      Continuing operations                        $   17,296       $   15,811       $   15,540       $   15,082
      Discontinued operations                      $    7,481       $    4,879       $       --       $       --
      As previously reported                       $   24,777       $   20,690       $   15,540       $   15,082
   (Loss) from continuing operations(1)            $   (2,301)      $   (2,322)      $   (1,715)      $   (5,055)
   Income (loss) from discontinued operations(1)   $   (4,205)      $     (243)      $    5,002       $      111
   Net income (loss)                               $   (6,506)      $   (2,565)      $    3,287       $   (4,944)
   Income (loss) per share -- basic and diluted
     Continuing operations(1)                      $    (0.18)      $    (0.18)      $    (0.14)      $    (0.45)
     Discontinued operations(1)                    $    (0.33)      $    (0.02)      $     0.40       $     0.01
     Net income (loss)                             $    (0.51)      $    (0.20)      $     0.26       $    (0.44)

(1) A tax benefit of $455,000 has been reclassified from discontinued operations to continuing operations from that previously reported in the third quarter.

                                             QUARTER 1        QUARTER 2        QUARTER 3        QUARTER 4
                                            ----------       ----------       ----------       ----------
1999 QUARTER:
   Net revenues:
     Continuing operations                  $   20,356       $   20,832       $   21,332       $   20,679
     Discontinued operations                $    9,864       $    9,005       $    7,662       $    8,243
     As previously reported                 $   30,220       $   29,837       $   28,994       $   28,922
   Income from continuing operations        $    1,991       $    1,501       $    1,663       $      434
   (Loss) from discontinued operations      $     (398)      $     (848)      $   (6,617)      $     (249)
   Net income (loss)                        $    1,593       $      653       $   (4,954)      $      185
   Income (loss) per share -- basic:
     Continuing operations                  $     0.17       $     0.13       $     0.14       $     0.03
     Discontinued operations                $    (0.03)      $    (0.08)      $    (0.57)      $    (0.02)
     Net income (loss)                      $     0.14       $     0.05       $    (0.43)      $     0.01
   Income (loss) per share -- diluted:
     Continuing operations                  $     0.17       $     0.13       $     0.14       $     0.03
     Discontinued operations                $    (0.03)      $    (0.07)      $    (0.56)      $    (0.02)
     Net income (loss)                      $     0.14       $     0.06       $    (0.42)      $     0.01

ARIS CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Aris Corporation:

        In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aris Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2000 financial statements of Aris UK Ltd., a wholly owned subsidiary, which statements reflect total assets of approximately $10.9 million as of December 31, 2000, and total revenues from continuing operations of approximately $17.1 million for the year ended December 31, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Aris UK Ltd., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

                                                 /s/ PricewaterhouseCoopers LLP

Seattle, Washington
March 26, 2001

                                ARIS CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Aris UK Limited

       In our opinion, the balance sheet and the related statement of operations, of shareholders' equity and of cash flows of Aris UK Limited (not presented separately herein) present fairly, in all material respects, the financial position of Aris UK Limited at December 31, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ Shaw and Company

Shaw and Company
Registered Auditors
Chartered Certified Accountants
Oxford, England
March 14, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

       Part III is incorporated herein by reference from the Company's definitive proxy statement issued in connection with the Company's 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 2000 fiscal year. Certain information regarding the executive officers of the Company is set forth in the 2001 definitive proxy statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

       (a)    Documents filed as part of this Report:

              (1) Financial Statements - all consolidated financial statements of the Company as set forth under Item 8 of this Report.

              (2) Financial statement schedule -- Schedule II -- Valuation and Qualifying Accounts for the three years in the period ended December 31, 2000 -- see Exhibit 99.1

                     All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

       (b)    Reports on Form 8-K:

              A current report on Form 8-K was filed on October 3, 2000 for the purpose of reporting the Company's sale of substantially all the assets of its European education operations, through its wholly-owned subsidiary, Aris UK Limited. Unaudited pro forma financial information was included in the report.

       (c)    Exhibits - see index on page 55 of this Report.

       INDEX TO FINANCIAL STATEMENT SCHEDULES



 SCHEDULE
 --------
Schedule II      Valuation and Qualifying Accounts                  Exhibit 99.1

                                INDEX TO EXHIBITS


   Exhibit        Description
     No.
-----------------------------------------------------------------------------------------------------
     2.1                 Amended and Restated Agreement and Plan of Merger dated
                  August 5, 1999 among the Company, fine.com International                       (A)
                  Corp., Aris Interactive, Inc., Daniel M. Fine, Frank Hadam and
                  Herbert L. Fine (Exhibit 2.1)

     2.1                 Asset Purchase Agreement entered into on May 1, 2000,
                  by and between SQLSoft, Inc. and Aris Corporation                              (G)

     2.2                 Asset Purchase Agreement dated August 10, 2000 by and
                  among, Aris UK Limited, a Company incorporated in England and
                  Wales, Gilat Communications Ltd., an Israeli corporation,                      (H)
                  Winford Management Limited, a Company incorporated in England and Wales and John Bryce Training (Europe) B.V., a Dutch
                  company (Exhibit 99.1)

     2.3                 Stock Purchase Agreement by and between Paul Y. Song,
                  Aris Corporation and Noetix Corporation (Exhibit 99.1)                         (I)

     3.1                 Amended and Restated Articles of Incorporation.
                  (Exhibit 3.1)                                                                  (B)

     3.2                 Amended and Restated Bylaws. (Exhibit 3.2)                              (B)

     4.1                 Articles IV and V of the Amended and Restated Articles.
                  (Exhibit 4.1)                                                                  (B)

     4.2                 Articles II, IV, VI, VII, IX, X and XI of the Amended
                  and Restated Bylaws. (Exhibit 4.2)                                             (B)

    10.1                 Applied Relational Information Systems, Inc. 1995 Stock
                  Option Plan. (Exhibit 10.1) +                                                  (B)

    10.2                 Aris Corporation 1997 Stock Option Plan. (Exhibit 10.2) +               (B)

    10.3                 Amendment dated March 24, 1998 to Aris Corporation 1997
                  Stock Option Plan (Exhibit 99.1)                                               (J)

    10.4                 Amendment dated April 15, 1999 to the Aris Corporation
                  1997 Stock Option Plan (Exhibit 4.1)                                           (K)

   Exhibit        Description
     No.
-----------------------------------------------------------------------------------------------------
    10.5                 Aris Corporation 2000 Stock Option Plan (Exhibit 99.1)                  (L)

    10.6                 Aris Corporation 1998 Employee Stock Purchase Plan.
                   (Exhibit 99.1) +                                                              (B)

    10.7                 Amendment dated March 24, 1998 to Aris Corporation 1998
                   Employee Stock Purchase Plan. (Exhibit 99.1) +                                (F)

    10.8                 Amendment dated April 15, 1999 to Aris Corporation 1998
                   Employee Stock Purchase Plan (Exhibit 4.1)                                    (M)

    10.9                 Employment Agreement dated July 22, 1992 between the
                   Company and Kendall W. Kunz. (Exhibit 10.4) +                                 (B)

  *10.10                 Amendment to Employment Agreement between the Company
                   and William E. Berry, effective January 20, 2000. +

   10.11                 Employment Agreement between the Company and Daniel M.
                   Fine, effective August 31, 1999. + (Exhibit 10.14)                            (N)

   10.12                 Form of Indemnification Agreement for Directors and
                   Officers (Exhibit 10.7)                                                       (E)

   10.13                 Summary of Insurance held by the Company prepared by
                   Acordia Northwest, Inc. on March 10, 1997. (Exhibit 10.8)                     (B)

   10.14                 Credit Agreement between the Company and U.S. Bank of
                   Washington, National Association, dated March 14, 1997.
                   (Exhibit 10.9)                                                                (B)

   10.15                 Registration Rights Agreement dated as of February 28,
                   1997 by and between the Company and certain holders of Common
                   Stock. (Exhibit 10.10)                                                        (B)

   10.16                 Registration Rights Agreement dated as of February 28,
                   1997 by and between the Company and Charles Henderson
                   Cunningham. (Exhibit 10.11)                                                   (B)

   10.17                 Sun Microsystems Educational Services U.S. Strategic
                   Alliance Agreement by and between SunService, a division of
                   Sun Microsystems Inc. and the Company. (Exhibit 10.36)                        (B)

   Exhibit        Description
     No.
-----------------------------------------------------------------------------------------------------
  10.18                  Microsoft vendor contracts (Exhibit 10.37)                              (B)

  10.19                  Oracle vendor contracts (Exhibit 10.38)                                 (B)

 *10.20                  Lease between CIN Eagle Rock, L.L.C. and the Company
                   dated June 16, 2000, pertaining to the Company's office in
                   New Jersey

 #10.21                  Master Services Agreement between General Electric
                   Company and the Company dated April 1, 2000

 *10.22                  Consulting Services Agreement between ATMI and the
                   Company dated October 6, 1999

 #10.23                  Information Technology Professional Services Agreement
                   between General Services Administration Federal Supply
                   Service and the Company dated October 7, 1997 to October 6, 2002

 #10.24                  Contract between State of Colorado Department of Human
                   Services and the Company dated October 2, 1998

 #10.25                  Agreement for Temporary Services In Support of Information
                   Technology Solutions between AT&T Broadband and the Company dated May 22, 2000

 #10.26                  Professional Services Agreement between Aspect
                   Telecommunications, Inc. and the Company dated January 5, 1998.
                   This agreement terminated effective March 30, 2001.

 #10.27                  Professional Services Agreement between California State
                   Automobile Association Inter-Insurance Bureau and the Company
                   dated January 1, 1999

 *10.28                  Registration Rights Agreement between Noetix Corporation
                   and the Company dated January 30, 2001

 *11.1                   Computation of per share earnings

 *21.1                   List of the Company's Subsidiaries.

 *23.1                   Consent of PricewaterhouseCoopers LLP, Independent Accountants.

   Exhibit        Description
     No.
-----------------------------------------------------------------------------------------------------

 * 23.2                  Consent of Shaw and Company, Chartered Certified
                   Accountants.

 **24.1                  Power of Attorney (Included in the signature page to
                   this Registration Statement).

+      Management contract or compensatory plan

*      To be filed by amendment no later than April 10, 2001.

# To be filed by amendment no later than April 10, 2001 with certain information omitted pursuant to a request for confidential treatment to be filed with the SEC no later than April 10, 2001.

**     See signature page.


(A) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-4 dated August 5, 1999 (SEC File number 333-84595)

(B) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, SEC file number 333-25409.

(C) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-8, SEC file number 333-40923.

(D) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 5, 1998, SEC file number 333-51859.

(E) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1997.

(F) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-8 filed with the SEC on December 1, 1998, SEC file number 333-68199.

(G) Incorporated by reference to designated exhibit included with the Company's Current Report on Form 8-K filed on May 16, 2000.

(H) Incorporated by reference to designated exhibit included with the Company's Current Report on Form 8-K filed on August 31, 2000.



(I) Incorporated by reference to designated exhibit included with the Company's Current Report on Form 8-K filed on September 21, 2000.



(J) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-8 filed with the SEC on December 30, 1999, SEC file number 333-93829.



(K) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-8 filed with the SEC on December 30, 1999, SEC file number 333-52524.



(L) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-8 filed with the SEC on December 6, 2000, SEC file number 333-51298.



(M) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-8 filed with the SEC on December 22, 2000, SEC file number 333-52524.



(N) Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-4 filed with the SEC on August 30, 1999, SEC file number 333-86123.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARIS CORPORATION

                                        By:  /s/ Kendall W. Kunz
                                           -------------------------------------
                                                      Kendall W. Kunz
                                           Chief Executive Officer and President

                                POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Kendall W. Kunz and Fred Schapelhouman, or either of them, such person's true and lawful attorneys-in-fact and agents, with full power of substitution, and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as such person might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 19th day of March 2000.

         SIGNATURE                                            TITLE
/s/ Kendall W. Kunz                     Chief Executive Officer, President, Secretary and
----------------------------            Director (Principal Executive Officer)
    Kendall W. Kunz

/s/ Fred Schapelhouman                  Chief Financial Officer
----------------------------
    Fred Schapelhouman                  (Principal Financial and Accounting Officer)

/s/ Paul Y. Song                        Director
----------------------------
    Paul Y. Song

/s/ Bruce R. Kennedy                    Director
----------------------------
    Bruce R. Kennedy

/s/ Kenneth A. Williams                 Director
----------------------------
    Kenneth A. Williams

/s/ Barry L. Rowan                      Director
----------------------------
    Barry L. Rowan