Form 10-K/A
period 2000-12-31
ARIS CORP/
filed 2001-04-10
CIK 1037186

================================================================================

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

                                ----------------

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act:


                                            Name of each exchange
             Class                           on which registered
         ------------                       ----------------------

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

                                          ARIS CORPORATION

                                          By:      /s/ KENDALL W. KUNZ
                                            ------------------------------------
                                                      Kendall W. Kunz
                                                Chief Executive Officer and
                                                          President

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

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                 /s/ KENDALL W. KUNZ                        Chief Executive Officer, President,
-----------------------------------------------------              Secretary and Director
                   Kendall W. Kunz                             (Principal Executive Officer)

               /s/ FRED SCHAPELHOUMAN                             Chief Financial Officer
-----------------------------------------------------   (Principal Financial and Accounting Officer)
                 Fred Schapelhouman

                  /s/ PAUL Y. SONG                                        Director
-----------------------------------------------------
                    Paul Y. Song

                /s/ BRUCE R. KENNEDY                                      Director
-----------------------------------------------------
                  Bruce R. Kennedy

               /s/ KENNETH A. WILLIAMS                                    Director
-----------------------------------------------------
                 Kenneth A. Williams

                 /s/ BARRY L. ROWAN                                       Director
-----------------------------------------------------
                   Barry L. Rowan

================================================================================

                                TABLE OF CONTENTS


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                  Exhibit 10.10
                                  Exhibit 10.20
                                  Exhibit 10.21
                                  Exhibit 10.22
                                  Exhibit 10.23
                                  Exhibit 10.24
                                  Exhibit 10.25
                                  Exhibit 10.26
                                  Exhibit 10.27
                                  Exhibit 10.28
--------------------------------------------------------------------------------

Table of Contents


        This Amendment No. 1 is being filed solely to update the Index to Exhibits set forth in Item 14 and file certain additional exhibits to the Company's Annual Report on Form 10-K previously filed on April 2, 2001.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                (c) Exhibits -

                                INDEX TO EXHIBITS

Exhibit
No.                               Description
------                            -----------
2.1     Amended and Restated Agreement and Plan of Merger dated August 5, 1999            (A)
        among the Company, fine.com International Corp., Aris  Interactive,
        Inc., Daniel M. Fine, Frank Hadam and Herbert L. Fine (Exhibit 2.1)

2.2     Asset Purchase Agreement entered into on May 1, 2000, by and between              (G)
        SQLSoft, Inc. and Aris Corporation

2.3     Asset Purchase Agreement dated August 10, 2000 by and among, Aris UK              (H)
        Limited, a Company incorporated in England and Wales, Gilat
        Communications Ltd., an Israeli corporation, Winford Management Limited, a Company incorporated in England and Wales and John Bryce Training
        (Europe) B.V., a Dutch company (Exhibit 99.1)

2.4     Stock Purchase Agreement by and between Paul Y. Song, Aris Corporation            (I)
        and Noetix Corporation (Exhibit 99.1)

3.1     Amended and Restated Articles of Incorporation. (Exhibit 3.1)                     (B)

3.2     Amended and Restated Bylaws. (Exhibit 3.2)                                        (B)

4.1     Articles IV and V of the Amended and Restated Articles. (Exhibit 4.1)             (B)

4.2     Articles II, IV, VI, VII, IX, X and XI of the Amended and Restated                (B)
        Bylaws. (Exhibit 4.2)

10.1    Applied Relational Information Systems, Inc. 1995 Stock Option Plan.              (B)
        (Exhibit 10.1) +

10.2    Aris Corporation 1997 Stock Option Plan. (Exhibit 10.2) +                         (B)

10.3    Amendment dated March 24, 1998 to Aris Corporation 1997 Stock Option              (J)
        Plan (Exhibit 99.1)

10.4    Amendment dated April 15, 1999 to the Aris Corporation 1997 Stock Option          (K)
        Plan (Exhibit 4.1)

Exhibit
No.                               Description
------                            -----------
10.5    Aris Corporation 2000 Stock Option Plan (Exhibit 99.1)                            (L)

10.6    Aris Corporation 1998 Employee Stock Purchase Plan. (Exhibit 99.1) +              (B)

10.7    Amendment dated March 24, 1998 to Aris Corporation 1998 Employee Stock            (F)
        Purchase Plan. (Exhibit 99.1) +

10.8    Amendment dated April 15, 1999 to Aris Corporation 1998 Employee Stock            (M)
        Purchase Plan (Exhibit 4.1)

10.9    Employment Agreement dated July 22, 1992 between the Company and Kendall          (B)
        W. Kunz. (Exhibit 10.4) +

*10.10  Amendment to Employment Agreement between the Company and William E.
        Berry, effective January 20, 2000. +

10.11   Employment Agreement between the Company and Daniel M. Fine, effective            (N)
        August 31, 1999. + (Exhibit 10.14)

10.12   Form of Indemnification Agreement for Directors and Officers (Exhibit             (E)
        10.7)

10.13   Summary of Insurance held by the Company prepared by Acordia Northwest,           (B)
        Inc. on March 10, 1997. (Exhibit 10.8)

10.14   Credit Agreement between the Company and U.S. Bank of Washington,                 (B)
        National Association, dated March 14, 1997. (Exhibit 10.9)

10.15   Registration Rights Agreement dated as of February 28, 1997 by and                (B)
        between the Company and certain holders of Common Stock. (Exhibit
        10.10)

10.16   Registration Rights Agreement dated as of February 28, 1997 by and                (B)
        between the Company and Charles Henderson Cunningham. (Exhibit
        10.11)

10.17   Sun Microsystems Educational Services U.S. Strategic Alliance Agreement           (B)
        by and between SunService, a division of Sun Microsystems Inc. and the Company. (Exhibit 10.36)

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

#10.27  Professional Services Agreement between California State Automobile
        Association Inter-Insurance Bureau and the Company dated January 1, 1999

*10.28 Registration Rights Agreement between Noetix Corporation and the Company dated January 30, 2001

**21.1  List of the Company's Subsidiaries.

**23.1  Consent of PricewaterhouseCoopers LLP, Independent Accountants.

**23.2  Consent of Shaw and Company, Chartered Certified Accountants.

**24.1  Power of Attorney (Included in the signature page to Form 10-K).

+       Management contract or compensatory plan

*       Included herewith.

# Included herewith, with certain information omitted pursuant to a request for confidential treatment to be filed with the SEC no later than April 10, 2001.

** Previously filed with the Company's Annual Report on Form 10-K filed on April 2, 2001.


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