Form 10-Q
period 2001-03-31
ARIS CORP/
filed 2001-05-15
CIK 1037186

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and

      (2) Has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the registrant's common stock as of May 1, 2001 was 11,321,116.

--------------------------------------------------------------------------------

                                ARIS CORPORATION
                                    FORM 10-Q


Index                                                                      Page

PART I. FINANCIAL INFORMATION

Item 1      Financial Statements (unaudited)

            a)    Condensed Consolidated Balance Sheets as of March 31,
                  2001 and December 31, 2000                                 3

            b)    Condensed Consolidated Statements of Operations for the
                  Quarters Ended March 31, 2001 and 2000                     4

            c)    Condensed Consolidated Statements of Cash Flows for the
                  Quarters Ended March 31, 2001 and 2000                     5

            d)    Condensed Consolidated Statements of Comprehensive Loss
                  for the Quarters Ended March 31, 2001 and 2000             6

            e)    Notes to Condensed Consolidated Financial Statements      6-9

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9-14

Item 3      Qualitative and Quantitative Disclosures About Market Risk      14

PART II. OTHER INFORMATION

Item 1      Legal Proceedings                                               15

Item 2      Changes in Securities                                           15

Item 3      Defaults Upon Senior Securities                                 15

Item 4      Submission of Matters to a Vote of Security Holders             15

Item 5      Other Information                                               15

Item 6      Exhibits and Reports on Form 8-K                                15


--------------------------------------------------------------------------------
                                     Page 2

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

ARIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data) (Unaudited)
--------------------------------------------------------------------------------

                                                                                 March 31,         December 31,
                                                                                   2001                2000
                                                                               -------------       -------------
Assets
Current assets:
    Cash and cash equivalents ...........................................      $       5,337       $       7,367
    Investments in marketable securities ................................              5,503               6,501
    Accounts receivable, net of allowance for
      doubtful accounts of $2,223 and $2,675 ............................             16,648              14,640
    Other current assets ................................................              6,671               5,670
                                                                               -------------       -------------
       Total current assets .............................................             34,159              34,178
Property and equipment, net .............................................              8,798               9,258
Intangible and other assets, net ........................................             10,025              11,069
                                                                               -------------       -------------
       Total assets .....................................................      $      52,982       $      54,505
                                                                               =============       =============

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable ....................................................      $       1,603       $       1,272
    Accrued liabilities .................................................              6,579               7,876
    Deferred revenue ....................................................                 25                  27
                                                                               -------------       -------------
       Total current liabilities ........................................              8,207               9,175
                                                                               -------------       -------------
Commitments
Shareholders' equity:
    Preferred Stock, without par value; 5,000,000 shares
    authorized; none issued and outstanding .............................                 --                  --
    Common Stock, without par value; 100,000,000 shares authorized,
    11,321,116 and 11,228,754 issued and outstanding ....................                 --                  --
    Additional paid-in capital ..........................................             51,341              51,199
    Retained earnings (deficit) .........................................             (5,562)             (5,295)
    Accumulated other comprehensive loss ................................             (1,004)               (574)
                                                                               -------------       -------------
       Total shareholders' equity .......................................             44,775              45,330
                                                                               -------------       -------------
       Total liabilities and shareholders' equity .......................      $      52,982       $      54,505
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

--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)  (Unaudited)
--------------------------------------------------------------------------------

                                                                                     For the Quarter Ended
                                                                               ---------------------------------
                                                                                 March 31,           March 31,
                                                                                    2001                2000
                                                                               -------------       -------------
Revenues, net:
    Consulting ..........................................................      $      13,913       $      15,495
    Software and royalties ..............................................                447               1,801
                                                                               -------------       -------------
        Total revenues, net .............................................             14,360              17,296
Cost of revenues ........................................................              8,761              10,944
                                                                               -------------       -------------
    Gross profit ........................................................              5,599               6,352
Selling, general and administrative expense .............................              7,499               9,181
Amortization of intangible assets .......................................                835                 924
Charges related to reorganization .......................................                194                  --
                                                                               -------------       -------------
        Loss from operations ............................................             (2,929)             (3,753)
Other income, net:
    Income from sale of Noetix Corporation warrants .....................              2,500                  --
    Other, net ..........................................................                311                 200
                                                                               -------------       -------------
Loss from continuing operations before income tax .......................               (118)             (3,553)
Income tax expense (benefit) ............................................                 69              (1,252)
                                                                               -------------       -------------
Loss from continuing operations .........................................               (187)             (2,301)

Loss from discontinued operations, net of income tax benefits of $40
     and $1,032 .........................................................                (80)             (4,205)
                                                                               -------------       -------------
Net loss ................................................................      $        (267)      $      (6,506)
                                                                               =============       =============
Basic and diluted loss per share - continuing operations ................      $       (0.02)      $       (0.18)
                                                                               =============       =============
Basic and diluted loss per share - discontinued operations ..............      $       (0.00)      $       (0.33)
                                                                               =============       =============
Basic and diluted net loss per share ....................................      $       (0.02)      $       (0.51)
                                                                               =============       =============
Weighted average number of common shares - basic and diluted ............             11,319              12,780
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

--------------------------------------------------------------------------------

ARIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)   (Unaudited)
--------------------------------------------------------------------------------

                                                                                    For the Quarter Ended
                                                                               --------------------------------
                                                                                 March 31,           March 31,
                                                                                   2001                2000
                                                                               -------------       -------------
Cash flows from operating activities:
   Net loss .............................................................      $        (267)      $      (6,506)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization ....................................              1,291               1,763
       Non-cash impairment charges and write-offs .......................                120               4,000
       Provision for doubtful accounts receivable .......................               (452)                534
       Income from sale of Noetix Corporation warrants ..................             (2,500)                 --
       Decrease in unrealized gain on investments .......................               (148)                 --
       Tax benefit related to stock options exercised ...................                 --                 266
       Other ............................................................                 11                  --
       Changes in assets and liabilities net of effects of acquisitions:
          (Increase) decrease in accounts receivable ....................             (1,556)                 90
          (Increase) decrease in consulting contracts in progress .......               (348)              1,288
          Decrease in income tax receivable .............................                164               1,659
          Increase in prepaid expenses and other assets .................               (676)             (4,694)
          Increase (decrease) in accounts payable .......................                331                (345)
          Decrease in accrued expenses ..................................             (1,186)             (1,518)
          Increase (decrease) in deferred revenue .......................                 (2)              1,170
          Increase (decrease) in income taxes payable ...................               (230)                 14
          Decrease in deferred taxes ....................................                 --                (216)
                                                                               -------------       -------------
       Net cash used in operating activities ............................             (5,448)             (2,495)
                                                                               -------------       -------------
Cash flows from investing activities:
   Proceeds from the sale of investments ................................                998                  --
   Purchases of property and equipment ..................................               (368)               (509)
   Proceeds from the sale of Noetix Corporation warrants ................              2,500                  --
   Proceeds from the sale of property and equipment .....................                235                  --
                                                                               -------------       -------------
        Net cash provided by (used in) investing activities .............              3,365                (509)
                                                                               -------------       -------------
Cash flows from financing activities:
   Issuance of Common Stock .............................................                142                 457
   Stock options exercised ..............................................                 --                 695
                                                                               -------------       -------------
       Net cash provided by financing activities ........................                142               1,152
                                                                               -------------       -------------
Net decrease in cash and cash equivalents ...............................             (1,941)             (1,852)
Effect of exchange rate changes on cash and cash equivalents ............                (89)                (84)
Cash and cash equivalents at beginning of year ..........................              7,367              10,500
                                                                               -------------       -------------
Cash and cash equivalents at end of year ................................      $       5,337       $       8,564
                                                                               =============       =============
Supplemental schedule of cash flow information and noncash investing and financing activites:
   Interest paid ........................................................      $           7       $          25
                                                                               =============       =============
   Income taxes paid ....................................................      $          --       $         105
                                                                               =============       =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)  (Unaudited)
--------------------------------------------------------------------------------

                                                           For the Quarter Ended
                                                     ---------------------------------
                                                       March 31,           March 31,
                                                         2001                2000
                                                     -------------       -------------
Net loss                                             $        (267)      $      (6,506)
Foreign currency translation adjustments                      (282)                (84)
Unrealized loss on available-for-sale securities              (148)                 --
                                                     -------------       -------------
Total comprehensive loss                             $        (697)      $      (6,590)
                                                     =============       =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

-------------------------------------------------------------------------------

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary to state fairly the condensed consolidated balance sheets, and condensed consolidated statements of operations, of cash flows and comprehensive loss of Aris Corporation ("Aris" or the "Company") as of and for the periods indicated. Aris presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year.

2. Certain reclassifications have been made to prior year amounts to conform to current year presentations. Such reclassifications had no effect on previously reported net loss, comprehensive loss or shareholders' equity.

3. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as amended, was effective for the Company beginning in the quarter ended March 31, 2001. Adoption of this statement did not have a material effect on results of operations, financial position or cash flows.

4. Basic earnings (loss) per share is calculated as income (loss) available to common shareholders divided by the weighted-average number of shares of Common Stock outstanding during the periods. Diluted earnings (loss) per share is based on the weighted average number of shares of Common Stock and potential common stock outstanding during the periods, including options and warrants computed using the treasury stock method to the extent they are dilutive.

      A reconciliation of the difference between the weighted-average number of common shares outstanding used to calculate basic earnings (loss) per share and the weighted-average number of common and potential common shares outstanding used to calculate diluted earnings (loss) per share is as follows:

                                                     For the Quarter Ended
                                                 ------------------------------
                                                   March 31,         March 31,
                                                     2001              2000
                                                 ------------      ------------
Weighted average number of common
      shares outstanding                           11,319,000        12,780,000

Effect of dilutive options                                 --                --
                                                 ------------      ------------

  Weighted average number of common
      and potential common shares outstanding      11,319,000        12,780,000
                                                 ============      ============

      Options to purchase 2,136,000 and 2,689,000 shares of Common Stock were outstanding at March 31, 2000 and 2001, respectively but were not included in the computation of diluted earnings (loss) per share because the loss from continuing operations made this inclusion anti-dilutive.

5. The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the Chief Operating Decision Maker, as defined by SFAS No. 131. Aris operates its database and Internet consulting businesses in two distinct geographic regions--the United States and the United Kingdom. Corporate costs are allocated between the United States and the United Kingdom based on revenues. Information technology training operations were discontinued during the year ended December 31, 2000 (see Note 6). Software operations were divested of during the year ended December 31, 2000 through the sale of 85% of its stock in Noetix Corporation, formerly Aris Software, Inc., (see Note 8). As a result, the Company has changed its internal management reporting to reflect segments of its business by geographical regions and therefore has reclassified the March 31, 2000 reportable segment disclosure to conform to the current classification. Segment operating results are measured based on net income (loss). Total revenue by segment represents sales to unaffiliated customers. Summarized financial information by segment for the quarters ended March 31, 2001 and 2000 are as follows:

      (In thousands)               UNITED            UNITED         CONTINUING
                                   STATES            KINGDOM        OPERATIONS
                                 -----------       -----------      -----------
      Quarter ended
      March 31, 2001:

           Revenues, net         $     9,340       $     5,020      $    14,360

           Net income (loss)     $      (563)      $       376      $      (187)

      Quarter ended
      March 31, 2000:

           Revenues, net         $    13,147       $     4,149      $    17,296

           Net income (loss)     $    (2,389)      $        88      $    (2,301)

6. On October 16, 2000, the Company's Board of Directors approved a plan to divest its on-line training subsidiary. Since on-line training was the final remaining element of the Company's training business segment, all related training operating results were required to be reported separately as discontinued operations. The consolidated financial statements have therefore been reclassified to present this business as a discontinued operation for all periods presented. The following is a summary of significant events related to training operations for the periods presented, including the quarter ended March 31, 2001:

            In August 1999, in an effort to improve the profitability of its training division, Aris closed three unprofitable training centers located in New York, Minneapolis and Chicago. The Company completed the restructuring and utilized all of the accrued costs by December 31, 2000. A summary of the related costs and accrual activity is as follows (in thousands):

                                                          Contract &      Reduction in
                                            Employee         lease        carrying value       Other
                                            severance     terminations      of assets      related costs      Total
                                            ---------     ------------    --------------   -------------      -----
      Accrual, December 31, 1999             $   --          $  896          $   --          $   --          $  896
      Amounts utilized in 2000                   --            (717)             --              --            (717)
      Reversal of excess accrual to
         income from discontinued
         operations                              --            (179)             --              --            (179)
                                             ------          ------          ------          ------          ------
      Accrual, December 31, 2000             $   --          $   --          $   --          $   --          $   --
                                             ======          ======          ======          ======          ======

            In March 2000, the Company announced the closing and divestiture of its remaining U.S. "brick and mortar" training operations. The operations in Denver, CO and Washington, DC were closed during the second quarter of 2000. The operations of the Bellevue, WA and Portland, OR centers were sold to former members of the Company's management team on May 1, 2000. The operations of the Texas centers were sold to former members of the Company's management team on June 2, 2000. Approximately 140 employees were terminated in connection with these closings and divestitures. The net cost of closure of approximately $4 million was charged to expense in the quarter ended March 31, 2000. Revenue from these centers was $3.7 million or 15% of total revenues for the quarter ended March 31, 2000. From January 1, 2001 through March 31, 2001 the estimated loss from discontinued operations increased by approximately $120,000. A summary of the related costs and accrual activity is as follows (in thousands):

                                                       Contract &       Reduction in
                                        Employee          lease        carrying value      Other
                                        severance      terminations       of assets     related costs       Total
                                        ---------      ------------    --------------   -------------       -----
      Initial expense                     $ 413           $ 894           $ 2,639           $ 54           $ 4,000
      Amounts utilized in 2000             (425)           (842)           (2,639)           (58)           (3,964)
      Increase in accrual                    12             163                --              4               179
                                          -----           -----           -------           ----           -------
      Accrual, December 31, 2000             --             215                --             --               215
                                          -----           -----           -------           ----           -------
      Amounts utilized in 2001               --             (37)               --             --               (37)
      Increase in accrual                    --             120                --             --               120
                                          -----           -----           -------           ----           -------
      Accrual, March 31, 2001             $  --           $ 298           $    --           $ --           $   298
                                          =====           =====           =======           ====           =======

            This accrual is for remaining liabilities from discontinued training operations, which are primarily related to properties leased, not yet sublet.

            On September 18, 2000, the Company completed the sale of its European training operations to Gilat Communications Ltd., John Bryce Training Ltd., Winford Management Limited and John Bryce Training (Europe) B.V., collectively referred to as "Gilat" or "buyer". Pursuant to the terms of an asset purchase agreement, the Company received approximately $10.8 million of which $6.6 million was cash and the balance in 295,454 shares of Gilat common stock. In exchange, the buyer received substantially all of the assets of Aris' European education operations and all of the outstanding stock of Aris Computer Services

            GmbH, which was sold to John Bryce Training (Europe) B.V. as part of the transaction. The total gain recorded on the disposal of the European education operations was $6,472,000. For the quarter ended March 31, 2001 the Company recorded an unrealized loss totaling $148,000 on the Gilat common stock received in the sale. This loss is included as part of the accumulated other comprehensive loss in the equity section of the balance sheet since it is considered temporary in nature.

            On December 21, 2000, the Company completed the sale of its on-line training subsidiary to former members of its management team.

            From January 1, 2001 through March 31, 2001 the estimated loss from discontinued operations increased by approximately $120,000, net of $40,000 income tax, related to additional estimated losses for leases from discontinued operations.

7. In April 2000, the Company entered into a master services agreement to provide $6.0 million of eBusiness consulting services to General Electric Company ("GE") over a period of 12 months. If GE fails to meet its obligation to purchase such services by June 30, 2001, GE agrees to pay the Company the difference between the $6.0 million and the total of the amount paid for actual services provided during such period. As of the quarter ended March 31, 2001 the Company had provided GE with $5.8 million in services. In conjunction with GE's commitment to the aforementioned services, the Company granted GE warrants to purchase 150,000 shares of the Company's Common Stock at a purchase price of $6.4375 per share. The warrants vest immediately upon issuance and expire on April 20, 2003. The fair value of these warrants has resulted in a non-cash charge of approximately $523,000, which is reflected as a reduction of revenues over the period services are provided. During the quarter ended March 31, 2001 this reduction to revenue was $131,000.

8. On September 1, 2000, the Company sold 85% of its stock in Noetix Corporation, formerly Aris Software, Inc., ("Noetix") to investors led by Paul Song, the Company's Chairman of the Board and former Chief Executive Officer. Under the terms of a stock purchase agreement, the Company received 285,714 shares of Aris Common Stock. The Company retained 15% ownership in Noetix and accounts for such investment using the equity method. Additionally, Aris was granted warrants for the right to purchase
      3.5 million shares of Noetix common stock. The Company recorded a gain on the sale of $287,000 during the year ended December 31, 2000. The Company receives approximately $68,000 monthly for rental of facilities and providing administrative and systems support services to Noetix through August 2001. Subsequent to August 2001, Noetix will pay $31,000 in rent to the Company through February 2002, with an option for another 12 months extension.

      On February 8, 2001, Aris returned all of its warrants to purchase 3.5 million shares of Noetix common stock to Noetix Corporation. The Company received total consideration of $2.5 million in cash from Noetix. Subsequent to this transaction, Aris retains 2 million shares of Noetix stock following a two-for-one stock split in February 2001.

9. On January 8, 2001 the Company closed its Fairfax, VA consulting office as a result of inadequate sales and prospects for future revenue growth. The Company incurred charges of $194,000 in severance and asset disposal costs associated with this closure.

10. During the quarter ended March 31, 2001, the Company recorded its equity interest in the net loss of Noetix of approximately $52,000 as a component of other income, net. The Company also had a receivable due from Noetix of $207,000 and payable balance due to Noetix of $45,000 at March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Aris' revenue is derived primarily from the sale and delivery of its consulting services. Consulting revenue is derived primarily from fees billed to clients for consulting services. Revenue from contracts that are billed on a time and materials basis is recognized as services are performed. Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date and cost to complete compared to estimated total costs for the contract. Aris bills clients on a monthly or semi-monthly basis. Where revenue is recognized before an invoice is sent, the revenue in excess of billings is recorded as consulting contracts in progress. Occasionally, clients request that Aris provide hardware and software in conjunction with consulting projects. In such cases, Aris recognizes as revenue only the difference between its cost and the resale price for the software and hardware.

      Training, now a discontinued operation, had derived revenue primarily from fees charged to corporate clients for employee training, fees charged to individual students for open enrollment classes, fees from curriculum and custom courseware development for corporate clients and vendors such as Microsoft, fees derived from the licensing of proprietary courseware to third parties, and fees from performance improvement consulting and other consulting-based education services. Training was provided at client facilities, at Aris' training centers, and over the Internet or corporate intranets. In open enrollment classes, the Company sought to fill each available seat in each scheduled class. The Company continuously monitored this fill rate and canceled or rescheduled classes that were under-enrolled. The Company divested of its US "brick and mortar" training operations during the second quarter of 2000. The Company sold its European training operations during the third quarter of 2000. The Company's final training business element, its on-line training subsidiary, Netcisive, Inc., was sold on December 21, 2000.

      The Company generated software revenue from the sale of its proprietary software products, Aris DFRAG, TAMS, TAMS/O, Noetix Web Query and the NoetixViews suite of products, and from maintenance and support contracts with clients who purchased the software products. Revenue was recognized when there was pervasive evidence of an arrangement with a fixed or determinable fee, the software product was shipped and collection was probable. Software maintenance and support was billed at the beginning of the contract period and was recognized ratably throughout the term of the contract. On September 1, 2000, the Company sold 85% of the shares of Noetix Corporation, formerly Aris Software, Inc. ("Noetix"), a wholly owned subsidiary. The Company uses the equity method to account for the remaining 15% ownership in Noetix.

      This commentary should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Current Reports on Form 8-K for a full understanding of the Company's financial condition and results of operations.

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

SIGNIFICANT EVENTS

      During the first quarter of 2001, the Company increased its liability related to the closings and divestitures of its United States training operations by $120,000 related to additional estimated losses for leases from discontinued operations.

      The Company recorded a non-cash charge of $131,000 as a reduction of revenues related to warrants previously issued to GE during the quarter ended March 31, 2001.

      During the quarter ended March 31, 2001, the Company recorded its equity interest in the net loss of Noetix Corporation of approximately $52,000.

      For the quarter ended March 31, 2001 the Company recorded an unrealized loss totaling $148,000 on the Gilat common stock received in the sale of European training operations. This loss is included as part of the accumulated other comprehensive loss in the equity section of the balance sheet since it is considered temporary in nature.

      On February 8, 2001, Aris returned all of its warrants to purchase 3.5 million shares of Noetix common stock to Noetix Corporation. The Company received total consideration of $2.5 million in cash from Noetix. Subsequent to this transaction, Aris retains 2 million shares of Noetix stock following a two-for-one stock split in February 2001.

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

      Total Revenue

      Total revenues decreased $3 million, or 17%, to $14.3 million for the quarter ended March 31, 2001 from $17.3 million for the quarter ended March 31, 2000. The reasons for the decline in revenue are as follows:

      Consulting Revenue

      Consulting revenues decreased $1.6 million, or 10.2%, to $13.9 million for the quarter ended March 31, 2001 from $15.5 million for the quarter ended March 31, 2000. Consulting revenue decreased as a result of an overall decrease in the level of consulting activity. This is due to a slower than anticipated growth in client spending on information technology consulting services and high staffing turnover, both voluntary and involuntary, as a result of the change in focus to eBusiness. The Company employed or contracted for the services of an average of 292 full-time consultants and project managers during the quarter ended March 31, 2001 compared to 394 during the same quarter in 2000.

      Software and Royalties Revenue

      Software and royalties revenue decreased $1.4 million to $447,000 for the quarter ended March 31, 2001 from $1,801,000 in the quarter ended March 31, 2000, representing a decrease of 75.2%. The decrease in revenue is due primarily to the sale of the Company's wholly owned software subsidiary on September 1, 2000. The revenue in 2001 represents royalty revenue from Oracle Corporation product sales, which includes the Company's time management software.

      Cost of Revenues

      Cost of revenues consists primarily of salaries and employee benefits for consultants, project managers, subcontractor fees and non-reimbursable travel expenses. Cost of revenues decreased $2.1 million to $8.8 million in the quarter ended March 31, 2001 from $10.9 million in the quarter ended March 31, 2000, representing a decrease of 19.9%. The decrease in cost of revenues is due to the use of fewer consultants. Cost of revenues as a percentage of revenues decreased from 63.3% for 2000 to 61.0% for 2001. This decrease as a percent of revenues is due to higher relative average utilization in 2001 over 2000 (60% compared with 56%, respectively).

      Selling, General and Administrative Expense

      Selling, general and administrative ("SG&A") expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases and related costs; bad debt expense; depreciation of fixed assets; software license fees and maintenance contracts; and travel and related expenses. SG&A expense decreased $1.7 million to $7.5 million for the quarter ended March 31, 2001 from $9.2 million for the quarter ended March 31, 2000, which represents a decrease of 18.3%. This decrease is a result of overall corporate headcount and cost reductions in streamlining operations. Total SG&A expense, as a percentage of total revenue, decreased from 53.1% for the quarter ended March 31, 2000 to 52.2% for the quarter ended March 31, 2001.

      Amortization of Intangible Assets

      Amortization of intangibles was $835,000 during the quarter ended March 31, 2001 and $924,000 during the quarter ended March 31, 2000. The $89,000 decrease in amortization of intangibles arises because certain portions became fully amortized.

      Charges Related to Reorganization

      The Company incurred $194,000 during the quarter ended March 31, 2001 in severance and asset disposal costs associated with the closure of its Fairfax, VA office on January 8, 2001. The Company closed this office due to inadequate revenues and lack of future growth potential.

      Income From Sale of Noetix Corporation Warrants

      On February 8, 2001, Aris returned all of its warrants to purchase 3.5 million shares of Noetix common stock to Noetix Corporation. The Company received total consideration of $2.5 million in cash from Noetix.

      Other Income, Net

      Other income, net, consists primarily of interest income on cash and cash equivalents and finance charges due on accounts receivable. Other income, net increased $111,000 from $200,000 for the quarter ended March 31, 2000 to $311,000 for the quarter ended March 31, 2001. This increase is due to higher interest income in 2001 compared with 2000 resulting from higher levels of cash and short-term investments.

      Income Tax Expense/(Benefit)

      Income tax expense/(benefit) decreased from a $1.3 million benefit in the quarter ended March 31, 2000 to a tax expense of $69,000 in the quarter ended March 31, 2001. The shift to a tax expense from a tax benefit is due to the Company experiencing significantly lower net operating losses in 2001 compared to the same period in 2000. The primary reason for a tax expense during the quarter ended March 31, 2001 when the Company experienced a loss from operations is due to amortization of intangibles, a portion of which is not deductible for tax purposes but is expensed for financial reporting purposes.

      Discontinued Operations

      During the year ended December 31, 2000, the Company approved a plan to discontinue training operations and all training business operating results are reported as discontinued operations. The consolidated financial statements have been reclassified to segregate continuing and discontinued operating results. Loss from discontinued operations, net of tax, represents the results of training operations and changes to estimates of such losses. The Company had losses of $4.2 million ($5.2 million loss, net of tax benefit of $1.0 million) for the quarter ended March 31, 2000 and $80,000 ($120,000 loss net of tax benefit of $40,000) for the quarter ended March 31, 2001, respectively, a decrease of $4.1 million or 98.1%. The losses in 2000 relate primarily to net operating losses and costs associated with the closure or sale of training centers. These losses are less in 2001 relative to 2000 since the majority of the closure or sale activity was initiated and completed in 2000. The loss in 2001 is related to additional estimated losses for leases of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2001, the Company had working capital of $25.9 million, including cash and cash equivalents of $5.3 million. As of December 31, 2000, Aris had working capital of $25.0 million including cash and cash equivalents of $7.4 million. Aris intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from existing cash balances and any cash generated by operations.

      During the quarter ended March 31, 2001, the Company used net cash of $1.9 million. Net cash of $5.4 million was used in operations. Investing activities provided $3.4 million in cash, primarily from the return of Noetix Corporation warrants for $2.5 million and the sale of short-term investments for approximately $1 million. Financing activities provided $142,000 from the sale of stock for the Employee Stock Purchase Plan.

      At March 31, 2001, the Company had accounts receivable of $16.6 million equivalent to 104 days sales outstanding (DSO). At December 31, 2000, the Company had accounts receivable of $14.6 million equivalent to 84 days sales outstanding. The change in DSO is primarily a function of timing differences in invoicing activity and collection patterns at those two points in time. Invoicing activity and related accounts receivable increased in March of 2001 from December 2000. In addition, a customer with several significant outstanding invoices did not remit payment until early April 2001.

      The Company has a $10 million line of credit with US Bank, a division of First Bank Systems. The credit line provides funds for general business purposes and is collateralized by substantially all of the Company's assets. The credit line contains various affirmative and negative covenants, which require, among other things, maintenance of a certain level of working capital and a certain current ratio. The Company is in compliance with all requirements of the agreement as of March 31, 2001. The credit line expires on June 1, 2001. There are no amounts outstanding on the credit line at March 31, 2001. Management anticipates that the credit line will be renewed in an amount suitable to meet its requirements upon expiration of the existing agreement.

RECENT ACCOUNTING PROUNCEMENTS

      In June 1998, FASB issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as amended, was effective for the Company in the quarter ended March 31, 2001. The Company's adoption of this statement did not have a material impact on results of operations, financial position or cash flows.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary market risk to Aris is the effect of changes in foreign currency exchange rates. Income from Aris' foreign operations is frequently denominated in foreign currencies, thereby creating exposures to fluctuations in exchange rates. This foreign currency exposure is monitored by the Company as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The effect of changes in exchange rates on Aris' earnings has been small relative to other factors that also affect earnings, such as sales and operating margins.

      Aris maintains an investment portfolio of certificates of deposits and equity securities. These investments are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with any unrealized gains or losses reported as a separate component of accumulated other comprehensive income unless they represent an other than temporary decline, in which case, they are recorded as a loss from operations. Part of this portfolio includes an investment in 295,454 shares of Gilat common stock (NASDAQ National Market, symbol "GICOF"), received as part of the proceeds from the sale of our European training operations. The value of these securities is subject to market price volatility. For example, as a result of recent market price volatility, we experienced a $148,000 unrealized loss during the first quarter of 2001. Since we considered this price decline to be temporary, we included the loss in accumulated other comprehensive loss in shareholders' equity on the balance sheet.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is involved from time to time in routine legal proceedings incidental to its business. As of March 31, 2001, the Company was not involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS

            None.

      (B)   REPORTS ON FORM 8-K

            On February 8, 2001, the Company filed a Current Report Form 8-K under Item 5 reporting that the Company sold warrants it held to purchase 3.5 million shares of Noetix Corporation common stock. Noetix, a leading provider of data access management solutions, repurchased the warrants from the Company for $2.5 million in cash. The Company retains two million shares of Noetix common stock following a two-for-one stock split in February 2001. The Company did not file financial statements with that Current Report on Form 8-K.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Aris Corporation

      Dated this 11th day of
      May 2001.                         By: /s/ Fred Schapelhouman
                                            ------------------------------------
                                            Fred Schapelhouman
                                            Vice President, Finance;
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)