Form 10-K/A
period 2000-12-31
ARIS CORP/
filed 2001-07-19
CIK 1037186

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

                 /s/ BARRY L. ROWAN                                       Director
-----------------------------------------------------
                   Barry L. Rowan

================================================================================

                                TABLE OF CONTENTS


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                  Exhibit 10.21

--------------------------------------------------------------------------------

        This Amendment No. 2 is being filed solely to disclose information in
Exhibit 10.21 that was previously treated as confidential in nature.

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

10.6    Aris Corporation 1998 Employee Stock Purchase Plan. (Exhibit 99.1) +              (B)

10.7    Amendment dated March 24, 1998 to Aris Corporation 1998 Employee Stock            (F)
        Purchase Plan. (Exhibit 99.1) +

10.8    Amendment dated April 15, 1999 to Aris Corporation 1998 Employee Stock            (M)
        Purchase Plan (Exhibit 4.1)

10.9    Employment Agreement dated July 22, 1992 between the Company and Kendall          (B)
        W. Kunz. (Exhibit 10.4) +

#10.10  Amendment to Employment Agreement between the Company and William E.
        Berry, effective January 20, 2000. +

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

10.18   Microsoft vendor contracts (Exhibit 10.37)                                        (B)

10.19   Oracle vendor contracts (Exhibit 10.38)                                           (B)

#10.20  Lease between CIN Eagle Rock, L.L.C. and the Company dated June 16,
        2000, pertaining to the Company's office in New Jersey

*10.21  Master Services Agreement between General Electric Company and the
        Company dated April 1, 2000

#10.22  Consulting Services Agreement between ATMI and the Company dated October
        6, 1999

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

#10.27  Professional Services Agreement between California State Automobile
        Association Inter-Insurance Bureau and the Company dated January 1, 1999

#10.28 Registration Rights Agreement between Noetix Corporation and the Company dated January 30, 2001

**21.1  List of the Company's Subsidiaries.

**23.1  Consent of PricewaterhouseCoopers LLP, Independent Accountants.

**23.2  Consent of Shaw and Company, Chartered Certified Accountants.

**24.1  Power of Attorney (Included in the signature page to Form 10-K).

+ Management contract or compensatory plan

* Included herewith, with certain information disclosed that was previously treated as confidential in nature pursuant to a request for confidential treatment filed on April 10, 2001, and amended on July 19, 2001.

# Previously included with the Company's Form 10-K/A Amendment No. 1, as filed on April 10, 2001, with certain information omitted pursuant to a request for confidential treatment filed on April 10, 2001, and amended on July 19, 2001

** Previously filed with the Company's Annual Report on Form 10-K filed on April 2, 2001.


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