Form 10-Q
period 2001-06-30
ARIS CORP/
filed 2001-08-14
CIK 1037186

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2001


              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period From ____ to ____

                                -----------------

                        Commission File Number 000-22649


                                ARIS CORPORATION
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                            91-1497147
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


              2229 - 112TH AVENUE N.E.                        (425) 372-2747
          BELLEVUE, WASHINGTON 98004-2936                  (Address of principal
(Registrant's telephone number, including area code)         executive office)


     Indicate by check mark whether the registrant:

     (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and

     (2) Has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     The number of shares outstanding of the registrant's common stock as of July 30, 2001 was 11,456,251.

--------------------------------------------------------------------------------

                                ARIS CORPORATION
                                    FORM 10-Q

Index                                                                       Page

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

       a)  Condensed Consolidated Balance Sheets as of
           June 30, 2001 and December 31, 2000............................   3

       b)  Condensed Consolidated Statements of Operations
           for the three and six months ended June 30, 2001 and 2000......   4

       c)  Condensed Consolidated Statements of Cash
           Flows for the six months ended June 30, 2001
           and 2000.......................................................   5

       d)  Condensed Consolidated Statements of Comprehensive Loss
           for the three and six months ended June 30, 2001 and 2000......   6

       e)  Notes to Condensed Consolidated Financial
           Statements.....................................................  6-9

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  9-16

Item 3   Qualitative And Quantitative Disclosures About
         Market Risk......................................................   17

PART II. OTHER INFORMATION


Item 1   Legal Proceedings................................................   17

Item 2   Changes in Securities............................................   17

Item 3   Defaults Upon Securities.........................................   17

Item 4   Submission of Matters to a Vote of Security Holders.............. 18-19

Item 5   Other Information................................................   19

Item 6   Exhibits and Reports on Form 8-K.................................   19

--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

ARIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data) (Unaudited)
--------------------------------------------------------------------------------

                                                                      June 30,   December 31,
                                                                        2001        2000
                                                                      --------    --------
Assets
Current assets:
    Cash and cash equivalents .....................................   $  9,788    $  7,367
    Investments in marketable securities ..........................      4,002       6,501
    Accounts receivable, net of allowance for
      doubtful accounts of $1,153 and $2,675 ......................     13,368      14,640
    Other current assets ..........................................      4,317       5,670
                                                                      --------    --------
       Total current assets .......................................     31,475      34,178
Property and equipment, net .......................................      8,554       9,258
Intangible and other assets, net ..................................     10,017      11,069
                                                                      --------    --------
       Total assets ...............................................   $ 50,046    $ 54,505
                                                                      ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable ..............................................   $  2,051    $  1,272
    Accrued liabilities ...........................................      6,256       7,876
    Deferred revenue ..............................................         26          27
                                                                      --------    --------
       Total current liabilities ..................................      8,333       9,175
                                                                      --------    --------
Commitments
Shareholders' equity:
    Preferred Stock, without par value; 5,000,000 shares
    authorized; none issued and outstanding .......................       --          --

    Common Stock, without par value; 100,000,000 shares authorized,
    11,321,116 and 11,228,754 issued and
    outstanding ...................................................       --          --
    Additional paid-in capital ....................................     51,341      51,199
    Accumulated deficit ...........................................     (8,536)     (5,295)
    Accumulated other comprehensive loss ..........................     (1,092)       (574)
                                                                      --------    --------
       Total shareholders' equity .................................     41,713      45,330
                                                                      --------    --------
       Total liabilities and shareholders' equity .................   $ 50,046    $ 54,505
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

--------------------------------------------------------------------------------

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)  (Unaudited)
--------------------------------------------------------------------------------

                                                   FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                           ENDED                   ENDED
                                                   --------------------    --------------------
                                                   JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                      2001        2000        2001        2000
                                                   --------    --------    --------    --------
Revenues, net:
   Consulting ..................................   $ 12,299    $ 13,541    $ 26,212    $ 29,036
   Software and royalties ......................        669       2,270       1,116       4,071
                                                   --------    --------    --------    --------
     Total revenues, net .......................     12,968      15,811      27,328      33,107

Cost of revenues                                      8,031       9,418      16,792      20,362
                                                   --------    --------    --------    --------
    Gross profit ...............................      4,937       6,393      10,536      12,745
Selling, general and administrative expense ....      7,074       9,355      14,573      18,538
Amortization of intangible assets ..............        835         927       1,670       1,851

Charges related to reorganizations and merger ..        398        --           592        --
                                                   --------    --------    --------    --------
     Loss from operations ......................     (3,370)     (3,889)     (6,299)     (7,644)
Other income (loss), net:
     Income from sale of Noetix Corporation
     warrants ..................................       --          --         2,500        --
     Other, net ................................        (20)        213         291         414
                                                   --------    --------    --------    --------
Loss from continuing operations before income
     tax .......................................     (3,390)     (3,676)     (3,508)     (7,230)
Income tax benefit .............................       (679)     (1,354)       (610)     (2,607)
                                                   --------    --------    --------    --------
Loss from continuing operations ................     (2,711)     (2,322)     (2,898)     (4,623)
Loss from discontinued operations, net of income
   tax benefits of $80, $69, 120 and $1,101 ....       (263)       (243)       (343)     (4,448)
                                                   --------    --------    --------    --------
Net loss .......................................   $ (2,974)   $ (2,565)   $ (3,241)   $ (9,071)
                                                   ========    ========    ========    ========
Basic and diluted loss per share - continuing
   operations ..................................   $  (0.24)   $  (0.18)   $  (0.26)   $  (0.36)
                                                   ========    ========    ========    ========
Basic and diluted loss per share - discontinued
   operations ..................................   $  (0.02)   $  (0.02)   $  (0.03)   $  (0.35)
                                                   ========    ========    ========    ========
Basic and diluted net loss per share ...........   $  (0.26)   $  (0.20)   $  (0.29)   $  (0.71)
                                                   ========    ========    ========    ========
Weighted average number of common shares - basic
   and diluted .................................     11,321      12,860      11,320      12,820
                                                   ========    ========    ========    ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.
--------------------------------------------------------------------------------

ARIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for per share data)  (Unaudited)
--------------------------------------------------------------------------------

                                                                       FOR THE SIX MONTHS ENDED
                                                                       ------------------------
                                                                         JUNE 30,   JUNE 30,
                                                                           2001       2000
                                                                         -------    --------
Cash flows from operating activities:
     Net loss ........................................................   $(3,241)   $ (9,071)
     Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities:
           Depreciation and amortization .............................     2,521       3,087
           Non-cash impairment charges and write-offs ................       327       3,369
           Provision for doubtful accounts receivable ................       358       2,529
           Income from sale of Noetix Corporation warrants ...........    (2,500)         --
           Tax benefit related to stock options exercised ............        --         266
           Other .....................................................       514         130

           Changes in assets and liabilities net of effects of
             acquisitions:
             Decrease in accounts receivable .........................       914       3,852
              (Increase) decrease in consulting contracts in progress       (818)      1,903
              Decrease in income tax receivable ......................     2,226         559
              Increase in prepaid expenses and other assets ..........    (1,343)     (4,470)
              Increase (decrease) in accounts payable ................       779        (639)
              Decrease in accrued expenses ...........................    (1,758)     (1,714)
              Increase (decrease) in deferred revenue ................        (1)      1,193
              Increase (decrease) in income taxes payable ............      (166)          4
              Decrease in deferred taxes .............................        --        (546)
           Net cash used in (provided by) operating activities .......    (2,188)        452
                                                                         -------    --------
Cash flows from investing activities:
         Proceeds from the sale of investments .......................     2,499          --
         Purchases of property and equipment .........................      (518)       (323)
         Proceeds from the sale of Noetix Corporation warrants .......     2,500          --
         Proceeds from the sale of property and equipment ............       110       1,080
                                                                         -------    --------
         Net cash provided by investing activities ...................     4,591         757
                                                                         -------    --------
Cash flows from financing activities:
     Issuance of common stock ........................................       142         457
     Stock options exercised .........................................        --         712
                                                                         -------    --------
         Net cash provided by financing activities ...................       142       1,169
                                                                         -------    --------
Net increase in cash and cash equivalents ............................     2,545       2,378

Effect of exchange rate changes on cash and cash equivalents .........      (124)       (369)
Cash and cash equivalents at beginning of period .....................     7,367      10,500
                                                                         -------    --------
Cash and cash equivalents at end of period ...........................   $ 9,788    $ 12,509
                                                                         =======    ========

Supplemental schedule of cash flow information and noncash investing and financing activities:

     Interest paid ...................................................   $    28    $     53
     Income taxes paid ...............................................   $    --    $    120
     Unrealized loss on Gilat common stock ...........................   $   295    $     --
     Loss on investment in WorldStream preferred stock ...............   $   300    $     --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

ARIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)  (Unaudited)
--------------------------------------------------------------------------------
                                            For the               For the
                                       Three Months Ended     Six Months Ended
                                       -------------------   -------------------
                                       June 30,   June 30,   June 30,   June 30,
                                         2001       2000       2001       2000
                                       -------    -------    -------    -------

Net loss                               $(2,974)   $(2,565)   $(3,241)   $(9,071)
Foreign currency translation
adjustments                                 62       (285)      (223)      (369)
Unrealized loss on
available-for-sale securities,
net of tax                                (147)      --         (295)      --
                                       -------    -------    -------    -------
Total comprehensive loss               $(3,059)   $(2,850)   $(3,759)   $(9,440)
                                       =======    =======    =======    =======


   The accompanying notes are an integral part of these condensed consolidated financial statements.


ARIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

-------------------------------------------------------------------------------

     1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments consisting only of normal, recurring adjustments which are necessary for a fair statement of the condensed consolidated balance sheets, and condensed consolidated statements of operations, of cash flows and of comprehensive loss of Aris Corporation ("Aris" or the "Company") as of and for the periods indicated. Aris presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year.

     2. Certain reclassifications have been made to prior year amounts to conform to current year presentations. Such reclassifications had no effect on previously reported net loss, cash flows, comprehensive loss or shareholders' equity.

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

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations be accounted for by the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management is currently evaluating how this Statement will impact the Company's financial position and results of operations.

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

          A reconciliation of the difference between the weighted-average number of common shares outstanding used to calculate basic earnings (loss) per share and the weighted-average number of common and potential common shares outstanding used to calculate diluted earnings (loss) per share is as follows (in thousands):

                                              For the             For the
                                            Three Months        Six Months
                                           Ended June 30,      Ended June 30,
                                          ----------------    ---------------
                                            2001     2000       2001     2000
                                          ------   ------     ------   ------
     Weighted-average number of
       common shares outstanding          11,321   12,860     11,320   12,820
     Effect of dilutive securities:
       Options                              --       --         --       --
                                          ------   ------     ------   ------
     Weighted-average number of common
       and potential common shares
        outstanding                       11,321   12,860     11,320   12,820
                                          ======   ======     ======   ======

          Options and warrants to purchase 4,185,000 and 2,986,000 shares of Common Stock were outstanding at June 30, 2000 and 2001, respectively but were not included in the computation of diluted earnings (loss) per share because the loss from continuing operations made this inclusion anti-dilutive.

     5. The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the Chief Operating Decision Maker, as defined by SFAS No. 131. Aris operates its database and Internet consulting businesses in two distinct geographic regions--the United States and the United Kingdom. Corporate costs are allocated between the United States and the United Kingdom based on budgeted revenues. Information technology training operations were discontinued during the year ended December 31, 2000 (see Note 6). Software operations were divested of during the year ended December 31, 2000 through the sale of 85% of it's stock in Noetix Corporation, formerly Aris Software, Inc., (see
          Note 8). As a result, the Company has changed it's internal management reporting to reflect segments of its business by geographical regions and therefore has reclassified the June 30, 2000 reportable segment disclosure to conform to the current classification. Segment operating results are measured based on net income (loss). Total revenue by segment represents sales to unaffiliated customers. Summarized financial information by segment for the three and six months ended June 30, 2001 and 2000 follows (in thousands):

                                           United      United     Continuing
                                           States      Kingdom    Operations
                                           ------      -------    ----------
     Three months ended June 30, 2001:
          Net revenue                      $  9,338    $ 3,630    $ 12,968
          Net loss                         $ (1,586)   $(1,125)   $ (2,711)

     Three months ended June 30, 2000:
          Net revenue                      $ 11,829    $ 3,982    $ 15,811
          Net loss                         $ (2,318)   $    (4)   $ (2,322)

                                           United      United     Continuing
                                           States      Kingdom    Operations
                                           ------      -------    ----------
     Six months ended June 30, 2001:
          Net revenue                      $ 18,678    $ 8,650    $ 27,328
          Net loss                         $ (2,149)   $  (749)   $ (2,898)

     Six months ended June 30, 2000:
          Net revenue                      $ 24,976    $ 8,131    $ 33,107
          Net income (loss)                $ (4,707)   $    84    $ (4,623)

     6. In March 2000, the Company announced the closing and divestiture of its remaining U.S. "brick and mortar" training operations. The operations in Denver, CO and Washington, DC were closed during the second quarter of 2000. The operations of the Bellevue, WA and Portland, OR centers were sold to former members of the Company's management team on May 1, 2000. The operations of the Texas centers were sold to former members of the Company's management team on June 2, 2000. Approximately 140 employees were terminated in connection with these closings and divestitures. The net cost of closure of approximately $4 million was charged to expense in the quarter ended March 31, 2000. From January 1, 2001 through June 30, 2001, this estimated loss from discontinued operations increased by approximately $343,000 (net of tax benefit of $120,000). This increase primarily relates to additional estimated losses on discontinued operation lease facilities and settlement of certain sales and use taxes.

          At June 30, 2001 $414,000 remained in accrued liabilities for discontinued training operations, primarily related to properties leased, not yet sublet.

     7. In April 2000, the Company entered into a master services agreement to provide $6.0 million of eBusiness consulting services to General Electric Company ("GE") over a period of 12 months. If GE failed to meet its obligation to purchase such services by June 30, 2001, GE agreed to pay the Company the difference between the $6.0 million and the total of the amount paid for actual services provided during such period. As of the six months ended June 30, 2001 the Company had provided GE with approximately $7.4 million in services. In conjunction with GE's commitment to the aforementioned services, the Company granted GE warrants to purchase 150,000 shares of the Company's Common Stock at a purchase price of $6.4375 per share. The warrants vested immediately upon issuance and expire on April 20, 2003. The fair value of these warrants has resulted in a non-cash charge of approximately $523,000, which was reflected as a reduction of revenues over the period services were provided.

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

         During the six months ended June 30, 2001, the Company recorded its equity interest in the net loss of Noetix of approximately $205,000 as a component of other income, net. The Company also had a receivable due from Noetix of $33,000 at June 30, 2001.

     9. On January 8, 2001 the Company closed its Fairfax, VA consulting office as a result of inadequate sales and prospects for future revenue growth. The Company incurred charges of $194,000 in severance and asset disposal costs associated with this closure.

     10. On June 14, 2001, the Company signed an Amended and Restated Agreement and Plan of Merger by and among CIBER Inc., a Delaware corporation, ("CIBER"), Arsenal Acquisition Company, a Delaware corporation, pursuant to which Aris will merge with and into CIBER with CIBER being the surviving corporation, subject to Company shareholder approval. In connection with the Merger, Company shareholders will receive $1.30 in cash and 0.22 shares of CIBER common stock, subject to certain adjustments, for each share of Company common stock they hold (the "Merger Consideration"). The CIBER common stock component of the Merger Consideration can be adjusted up or down if the closing stock price of such stock is outside of a certain range. As a result of the Merger, CIBER will directly own all of the shares of the Company.

          The parties entered into a Second Amended and Restated Merger Agreement effective as of July 14, 2001 to provide for an adjustment to the Merger Consideration should the average daily consulting revenue, excluding certain permitted items, for each billing day during the two semi-monthly reporting periods prior to the closing date be less than $160,000. There is a potential for a three or six percent reduction in the Merger Consideration, all of which will be reflected, if at all, in the Stock Consideration portion of the Merger Consideration.

          The Company and CIBER expect to complete the merger as soon as possible after the special shareholder meeting scheduled on September 11, 2001.

          During the quarter ended June 30, 2001, the Company incurred $398,000 in professional service fees related to its impending merger with CIBER.

     11. During the quarter ended June 30, 2001, the Company received a federal income tax refund of $1.6 million.

     12. On August 3, 2001 the Company learned its $300,000 investment in the preferred stock of WorldStream Communications was impaired following an announcement that all business activities ceased as of that date. The Company subsequently wrote off its investment in WorldStream Communications effective June 30, 2001.

     13. On August 13, 2001 the Company entered into an agreement to sell its corporate office building in Bellevue, WA for approximately $6.0 million cash, net of closing costs, resulting in a gain of approximately $1.1 million.


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

     On June 14, 2001, the Company signed an Amended and Restated Agreement and Plan of Merger by and among CIBER Inc., a Delaware corporation, ("CIBER"), Arsenal Acquisition Company, a Delaware corporation, pursuant to which Aris will merge with and into CIBER with CIBER being the surviving corporation, subject to Company shareholder approval. In connection with the Merger, Company shareholders will receive $1.30 in cash and 0.22 shares of CIBER common stock, subject to certain adjustments, for each share of Company common stock they hold (the "Merger Consideration"). The CIBER common stock component of the Merger Consideration can be adjusted up or down if the closing stock price of such stock is outside of a certain range. As a result of the Merger, CIBER will directly own all of the shares of the Company.

     The parties entered into a Second Amended and Restated Merger Agreement effective as of July 14, 2001 to provide for an adjustment to the Merger Consideration should the average daily consulting revenue, excluding certain permitted items, for each billing day during the two semi-monthly reporting periods prior to the closing date be less than $160,000. There is a potential for a three or six percent reduction in the Merger Consideration, all of which will be reflected, if at all, in the Stock Consideration portion of the Merger Consideration.

     During the quarter ended June 30, 2001, the Company incurred $398,000 in professional service fees related to its impending merger with CIBER.

     During the quarter ended June 30, 2001, the Company received a federal income tax refund of $1.6 million.

     On August 3, 2001 the Company learned its $300,000 investment in the preferred stock of WorldStream Communications was impaired following an announcement that all business activities ceased as of that date. The Company subsequently wrote off its investment in WorldStream Communications effective June 30, 2001.

     On August 13, 2001 the Company entered into an agreement to sell its corporate office building in Bellevue, WA for approximately $6.0 million cash, net of closing costs, resulting in a gain of approximately $1.1 million.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Total Revenue

     Total revenue decreased $5.8 million to $33.1 million for the six months ended June 30, 2001 from $27.3 million for the six months ended June 30, 2000, representing an 18% decrease. The reasons for the decline in revenue are as follows:

     Consulting Revenue

     Consulting revenue decreased $2.8 million to $26.2 million for the six months ended June 30, 2001 from $29 million for the six months ended June 30, 2000, representing a 10% decrease. Consulting revenue decreased as a result of an overall decrease in the level of consulting activity. This is due to a slower than anticipated growth in client spending on information technology consulting services and high staffing turnover, both voluntary and involuntary, as a result of the change in focus to eBusiness. The Company employed or contracted for the services of an average of 283 full-time consultants and project managers during the six months ended June 30, 2001 compared to 369 during the same six months ended June 30, 2000.

     Software and Royalties Revenue

     Software and royalties revenue decreased $3 million to $1.1 million for the six months ended June 30, 2001 from $ 4.1 million in the six months ended June 30, 2000, representing a decrease of 73%. The decrease in revenue is primarily attributable to the sale of the Company's wholly owned software subsidiary on September 1, 2000. The revenue in 2001 represents royalty revenue from Oracle Corporation product sales, which includes the Company's time management software.

     Cost of Revenues

     Cost of revenues consists primarily of salaries and employee benefits for consultants, project managers, subcontractor fees and related non-reimbursable travel expenses. Cost of revenues decreased $3.6 million to $16.8 million in the six months ended June 30, 2001 from $20.4 million in the six months ended June 30, 2000, representing a decrease of 18%. The decrease in cost of revenues is due to the use of fewer consultants. Cost of revenues as a percentage of revenues remained the same at 61% for the six months ended June 30, 2001 and the six months ended June 30, 2000.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expense consists of salaries and employee benefits for executive, managerial, administrative and sales personnel; facility leases and related costs; bad debt expense; depreciation of fixed assets; software license fees and maintenance contracts; travel and related expenses. SG&A expenses decreased from $18.5 million in the six months ended June 30, 2000, to $14.6 million in the six months ended June 30, 2001, which represents a decrease of 21%. This decrease is a result of reduced corporate and administrative headcount and cost reductions from streamlining operations. Total SG&A expense, as a percentage of total revenue, decreased from 56% for the six months ended June 30, 2000 to 53% for the six months ended June 30, 2001.

     Amortization of Intangible Assets

     Amortization of intangibles was $1.7 million during the six months ended June 30, 2001 and $1.9 million during the six months ended June 30, 2000. This $200,000 decrease in amortization of intangibles resulted from certain portions becoming fully amortized.

     Charges Related To Reorganizations and Merger

     The Company incurred $194,000 in severance and asset disposal costs associated with the closure off its Fairfax, VA office on January 8, 2001. The Company closed this office due to inadequate revenues and lack of future growth potential.

     The Company also incurred $398,000 in costs associated with its impending merger with CIBER, Inc.

     Income From Sale of Noetix Warrants

     On February 8, 2001, Aris returned all of its warrants to purchase 3.5 million shares of Noetix common stock to Noetix Corporation. The Company received total consideration of $2.5 million in cash from Noetix.

     Other Income (Loss), Net

     Other income (loss), net, consists primarily of interest income on cash and cash equivalents, finance charges assessed on past due accounts receivable, net losses from the Company's equity investment in Noetix Corporation, rental income from Noetix Corporation and write-downs in equity securities. Other income, net, decreased from $414,000 for the six months ended June 30, 2000 to $291,000 for the six months ended June 30, 2001. The decrease is attributable to the income generated from the Company leasing a portion of its corporate offices in Bellevue, WA to Noetix Corporation starting in September 2000, offset by the impact of the $205,000 loss recorded, for the six months ended June 30, 2001 on its equity investment in Noetix Corporation and the write-down in the Company's $300,000 investment in WorldStream Communications.


     Income Tax Benefit

     The Company's income tax benefit decreased from a $2.6 million tax benefit in the six months ended June 30, 2000 to a $610,000 tax benefit for the six months ended June 30, 2001. This $2 million decrease in tax benefit is due to the Company experiencing significantly lower net operating losses in 2001 compared to the same period in 2000 relative to the size of its non-deductible goodwill expense and foreign taxes. As a result, the effective tax benefit rate for the six months ended June 30, 2001 was approximately 17%, down from 36% for the six months ended June 30, 2000.

     Discontinued Operations

     During the year ended December 31, 2000, the Company approved a plan to discontinue training operations and all training business operating results are correspondingly reported as discontinued operations. The consolidated financial statements have been reclassified to segregate continuing and discontinued operating results. Loss from discontinued operations, net of tax, represents the results of training operations and changes to estimates of such losses. The Company had losses from discontinued operations of $4.4 million ($5.5 million loss, net of tax benefit of $1.1 million) for the six months ended June 30, 2000 and $343,000 ($463,000 loss net of tax benefit of $120,000) for the six months ended June 30, 2001, respectively. The losses in 2000 relate primarily to net operating losses and costs associated with the closure or sale of training centers. These losses are less in 2001 relative to 2000 since the majority of the closure or sale activity was initiated and completed in 2000. The loss in 2001 is primarily related to additional estimated losses for leases and settlement of sales and use taxes that were a part of discontinued operations.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Total Revenue

     Total revenues decreased $2.8 million to $13 million for the quarter ended June 30, 2001 from $15.8 million for the quarter ended June 30, 2000, representing an 18% decrease. The reasons for the decline in revenues are as follows:

     Consulting Revenue

     Consulting revenues decreased $1.2 million to $12.3 million for the quarter ended June 30, 2001 from $13.5 million for the quarter ended June 30, 2000, representing a 9% decrease. Consulting revenue decreased as a result of an overall decrease in consulting activity levels. This is due to a slower than anticipated growth in client spending on information technology consulting services and high staffing turnover, both voluntary and involuntary, as a result of the change in focus to eBusiness. The Company employed or contracted for the services of an average of 273 full-time consultants and project managers during the quarter ended June 30, 2001 compared to 343 during the quarter ended June 30, 2000.

     Software and Royalties Revenue

     Software and Royalties revenue decreased $1.6 million to $669,000 for the quarter ended June 30, 2001 from $2.3 million in the quarter ended June 30, 2000, representing a decrease of 71%. The decrease in revenue is attributable to the sale of the Company's wholly owned software subsidiary on September 1, 2000. The revenue in 2001 represents royalty revenue from Oracle Corporation product sales, which includes the Company's time management software.

     Cost of Revenues

     Cost of revenues decreased $1.4 million to $8 million in the quarter ended June 30, 2001 from $9.4 million in the quarter ended June 30, 2000. The decrease in cost of revenues is due to the use of fewer consultants. Cost of revenues as a percentage of revenues was approximately 62% for the quarter ended June 30, 2001, up from 60% for the quarter ended June 30, 2000, primarily due to a decline in average consultant billing rates.

     Selling, General and Administrative Expense

     Selling, general and administrative expense decreased $2.3 million to $7.1 million for the quarter ended June 30, 2001 from $9.4 million for the quarter ended June 30, 2000, representing a decrease of 24%. This decrease is a result of overall corporate and administrative headcount and cost reductions in streamlining operations. Total SG&A expense, as a percentage of total revenue, decreased from 59% for the quarter ended June 30, 2000 to 55% for the quarter ended June 30, 2001.

     Charges Related To Reorganizations and Merger

     The Company incurred $398,000 in costs associated with its impending merger with CIBER, Inc.

     Amortization of Intangible Assets

     Amortization of intangibles was $927,000 for the quarter ended June 30, 2000 and $835,000 during the quarter ended June 30, 2001. The $92,000 decrease in amortization of intangibles was due to certain portions becoming fully amortized.

     Other Income (Loss), Net

     Other income (loss), net, decreased $233,000 from $213,000 income for the quarter ended June 30, 2000 to a loss of $20,000 for the quarter ended June 30, 2001. This decrease is primarily attributable to the income generated from the Company leasing a portion of its corporate offices in Bellevue, WA to Noetix Corporation starting in September 2000, offset by the impact of a $153,000 loss recorded, for the quarter ended June 30, 2001 on its equity investment in Noetix Corporation and the write-down in the Company's $300,000 investment in WorldStream Communications.

     Income Tax Expense Benefit

     Income tax benefit decreased $675,000 to a benefit of $679,000 in the quarter ended June 30, 2001 from a tax benefit of $1.4 million for the quarter ended June 30, 2000. This benefit decrease is due to the Company experiencing significantly lower net operating losses in 2001 compared to the same period in 2000 relative to the size of its non-deductible goodwill expense and foreign taxes. As a result, the effective tax benefit rate for the quarter ended June 30, 2001 was approximately 20% down from 37% for the quarter ended June 30, 2000.

     Discontinued Operations

     The Company had losses of $243,000 ($312,000 loss, net of tax benefit of $69,000 million) for the quarter ended June 30, 2000 and $263,000 ($343,000 loss net of tax benefit of $80,000) for the six months ended June 30, 2001, respectively. The losses in 2000 relate primarily to net operating losses and costs associated with the closure or sale of training centers, the majority of which was completed at the end of the first quarter (US training) and the third quarter (European training) of 2000. The loss in 2001 is related primarily to additional estimated losses for leases and settlement of sales and use taxes that were a part of discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had working capital of $23 million, including cash and cash equivalents of $9.8 million. As of December 31, 2000, Aris had working capital of $25.0 million, including cash and cash equivalents of $7.4 million. Aris intends to finance its working capital needs, as well as purchases of additional property and equipment for its operations, from existing cash balances and any cash generated by operations.

     During the six months ended June 30, 2001, the Company increased net cash by $2.5 million. Net cash of $2.2 million was used in operations. Investing activities provided $4.6 million in cash, primarily from the return of Noetix Corporation warrants for $2.5 million and the sale of short-term investments for approximately $2.5 million. Financing activities provided $142,000 from the sale of stock for Employee Stock Purchase Plan contributions.

     At June 30, 2001, the Company had accounts receivable of $13.4 million equivalent to 93 days sales outstanding (DSO). At December 31, 2000, the Company had accounts receivable of $14.6 million equivalent to 104 days sales outstanding. The change in DSO is primarily a function of timing differences in invoicing activity and collection patterns at those two points in time.

     The Company had a $10 million line of credit with US Bank, a division of First Bank Systems. The credit line provided access to funds for general business purposes and was collateralized by substantially all of the Company's assets. The credit line contained various affirmative and negative covenants, which required, among other things, maintenance of a certain level of working capital, a certain current ratio and tangible net worth. The Company had always been in compliance with the requirements of the agreement and the credit line expired in June 2001 and was not renewed. This credit line was never utilized.


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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations be accounted for by the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management is currently evaluating how this Statement will impact the Company's financial position and results of operations.

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

     Aris maintains an investment portfolio of certificates of deposits and equity securities. These investments are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with any unrealized gains or losses reported as a separate component of accumulated other comprehensive income unless they represent an other than temporary decline, in which case, they are recorded as a loss from operations. Part of this portfolio includes an investment in 295,454 shares of Gilat (now known as Mentergy) common stock (NASDAQ National Market, symbol "MNTE", formerly "GICOF"), received as part of the proceeds from the sale of the Company's European training operations. The value of these securities is subject to market price volatility. For example, as a result of recent market price volatility, the Company experienced a $295,000 unrealized loss during the six months ended June 30, 2001. Since this price decline was considered to be temporary, the Company included the loss in accumulated other comprehensive loss in shareholders' equity on the balance sheet.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company is involved from time to time in routine legal proceedings incidental to its business. As of June 30, 2001, the Company was not involved in any material legal proceedings.


ITEM 2. CHANGES IN SECURITIES

     Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Aris Corporation was held on May 17, 2001. A total of 10,625,817 shares of the Company's Common Stock were represented in person or by proxy at the meeting, which comprised 93.86% of the total number of shares of the Company's Common Stock outstanding as of March 19, 2001, the record date for the meeting. The following three proposals were considered and voted on by the shareholders of the Company.

     Election of Director. At the meeting, Kendall W. Kunz was re-elected to serve as Class III director of the Company, each for a term of three years until the Company's Annual Meeting of Shareholders in 2004. Mr. Kunz received 8,947,413 votes, which represents 84.21% of the shares present at the meeting in person or by proxy. Continuing as directors of the Company are Barry L. Rowan and Kenneth A. Williams, both Class II directors whose terms expire in 2002 and Paul Song and Bruce Kennedy, as Class I directors whose terms expires in 2003.

     An amendment to the 2000 Stock Option Plan. The Company's shareholders approved an amendment to the Company's 2000 Stock Option Plan (the "Plan") and to allow the Plan administration to replenish the number of shares of Common Stock reserved for issuance under the Plan from time to time, as recommended by the Board of Directors of the Company. Currently 2,500,000 shares are reserved for issuance thereunder. Of the votes represented at the meeting, 4,492,914 votes, which represents 39.69% of the Company's Common Stock outstanding on March 19, 2001, were cast in favor of the proposal, 3,222,808 votes, which represents 28.46% of the Company's Common Stock outstanding on March 19, 2001, were cast against the amendment to the Plan, 5,288 votes, which represents 0.05% of the Company's Common Stock outstanding on March 19, 2001 and 3,600,106 votes, which represents 31.80% of the Company's Common Stock outstanding on March 19, 2001, abstained or were unvoted, respectively.

     An amendment to the 1998 Employee Stock Purchase Plan. The Company's shareholders approved an amendment to the Company's 1998 Employee Stock Purchase Plan (the "ESPP") to increase the number of shares of Common Stock reserved for issuance under the ESPP from 800,000 to 1,200,000, as recommended by the Board of Directors. Of the votes represented at the meeting, 7,361,207 votes, which represents 65.02% of the Company's Common Stock outstanding on March 19, 2001, were cast in favor of the proposal, 354,985 votes, which represents 3.14% of the Company's Common Stock outstanding on March 19, 2001, were cast against the amendment to the ESPP, 4,818 votes, which represents 0.04% of the Company's Common Stock outstanding on March 19, 2001 and 3,600,106 votes, which represents 31.80% of the Company's Common Stock outstanding on March 19, 2001, abstained or were unvoted, respectively.

     Appointment of PricewaterhouseCoopers LLP as independent accountants of the Company. The Company's shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending December 31, 2001. Of the votes represented at the meeting, 10,607,960 votes, which represents 93.70% of the Company's Common Stock outstanding on March 19, 2001, were cast in favor of the proposal, 14,991 votes, which represents 0.13% of the Company's Common Stock outstanding on March 19, 2001, were cast against the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending December 31, 2001, and 698,165 votes, which represents 6.17% of the Company's Common Stock outstanding on March 19, 2001, abstained or were unvoted, respectively.


ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          None.

     (B)  REPORTS ON FORM 8-K


     On June 28, 2001, the Company filed a Current Report Form 8-K under Item 5 reporting that Aris Corporation ("Aris" or the "Company") signed an Amended and Restated Agreement and Plan of Merger by and among CIBER Inc., a Delaware corporation, ("CIBER"), Arsenal Acquisition Company, a Delaware corporation and Aris entered into as of June 14, 2001 pursuant to which Aris will merge with and into CIBER with CIBER being the surviving corporation.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated this 14th day of             Aris Corporation
     August, 2001.


                                        By: /s/ Fred Schapelhouman
                                            ------------------------
                                            Fred Schapelhouman
                                            Vice President, Finance;
                                            Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)



                                    EXHIBITS


     PAGE                  EXHIBIT NUMBER                         EXHIBIT NAME